Form 10QSB
period 2002-06-30
OCEAN WEST HOLDING CORP
filed 2002-09-25
CIK 1104538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                        Commission File Number 333-86484


                         Ocean West Holding Corporation
        (Exact name of small business issuer as specified in its charter)

              Delaware                               71-0876952
      (State of incorporation)                      (IRS Employer
                                               Identification Number)

                 ----------------------------------------------


                         15991 Redhill Avenue, Suite 110
                            Tustin, California 92780
                    (Address of principal executive offices)

                                 (714) 247-4220
                           (Issuer's telephone number)


                 -----------------------------------------------


     The number of shares outstanding of each of the registrant's classes of common stock on September 15, 2002 was 5,585,104 Common Shares, 210,096 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format:        Yes [ ] No [X]


                            Exhibit Index at page 17.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                           Page
Consolidated Balance Sheet -- As of June 30, 2002                            3

Consolidated Statements of Operations -- For the Three Months Ended          5
  June 30, 2002 and 2001

Consolidated Statements of Cash Flows -- For the Three Months Ended          6
  June 30, 2002 and 2001

Notes to Consolidated Financial Statements                                   7

                         Ocean West Holding Corporation
                                 and Subsidiary

                           Consolidated Balance Sheet


                                     ASSETS

                                                                   June 30,
                                                                    2002
                                                              ----------------
Current assets:                                                 (unaudited)
    Cash and cash equivalents                                 $          1,877
    Restricted cash                                                    116,537
    Receivable from loans sold                                      16,951,363
    Mortgage loans held for sale                                     1,141,554
    Other current assets                                               447,144
                                                              ----------------
       Total current assets                                         18,658,475
                                                              ----------------
Property and equipment, net                                            394,776
                                                              ----------------

Other Assets:
    Originated mortgage servicing rights                                39,109
    Property held for sale                                              65,144
    Deposits                                                            22,548
                                                              ----------------
       Total other assets                                              126,801
                                                              ----------------
                                                              $     19,180,052
                                                              ================

See accompanying notes to consolidated financial statements

                         Ocean West Holding Corporation
                                 and Subsidiary

                     Consolidated Balance Sheet (continued)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                   June 30,
                                                                                     2002
                                                                                ----------------
                                                                                  (unaudited)
Current liabilities:
    Accounts payable and accrued expenses                                       $      1,415,947
    Client trust payable                                                                 116,537
    Current maturities of capital lease obligations                                      100,739
    Current maturities of long-term debt                                                  24,689
    Short term notes payable                                                              59,825
    Warehouse lines of credit                                                         17,513,735
                                                                                ----------------
       Total current liabilities                                                      19,231,472

Long-term liabilities:
    Long term debt, less current maturities                                              450,498
    Capital lease obligations, less current maturities                                    23,532
    Accrued expenses                                                                      90,000
    Amount due to related party                                                           15,000
                                                                                ----------------
       Total liabilities                                                              19,810,502
                                                                                ----------------

Stockholders' equity (deficiency):
    Preferred Stock, $0.01 par value; 10,000,000 shares authorized
       Series C, 1,000 shares issued and outstanding                                     100,000
       Series E, 680 shares issued and outstanding                                       170,000
       Series F, 1,050 shares issued and outstanding                                     105,000
       Series G, 2,000 shares issued and outstanding                                     200,000
       Series I, 125 shares issued and outstanding                                        12,500
       Series L, 1,000 shares issued and outstanding                                   1,000,000
    Class B common stock; $0.01 par value, 5,000,000 shares authorized,                    2,101
       210,096 shares issued and outstanding.
    Class D common stock, $0.01 par value, 600,000 shares authorized, none issued and outstanding.
    Common stock, $0.01 par value; 30,000,000 shares                                   1,363,747
       authorized; 5,196,304 shares issued and outstanding
    Accumulated deficit                                                               (3,583,798)
                                                                                ----------------
       Total stockholders' deficiency                                                   (630,450)
                                                                                ----------------
                                                                                $     19,180,052
                                                                                ================

See accompanying notes to consolidated financial statements

                         Ocean West Holding Corporation
                                 and Subsidiary

                      Consolidated Statements of Operations

                                                                  Three Months Ended            Three Months Ended
                                                                     June 30, 2002                 June 30, 2001
                                                                -----------------------      ------------------------
                                                                                     (unaudited)
Revenues:
   Revenue from origination and sale of
     mortgage loans, net                                           $       2,581,229             $       3,098,850
                                                                   -----------------             -----------------
Operating expenses:
   Interest expense                                                           10,005                        13,466
   Other general and administrative expenses                               1,320,558                     1,110,875
   Salaries and wages                                                      1,353,902                     1,271,576
   Payroll taxes                                                             179,766                       188,388
                                                                   -----------------             -----------------
     Total operating expenses                                              2,864,231                     2,584,305
                                                                   -----------------             -----------------
(Loss) income from operations                                               (283,002)                      514,545
                                                                   -----------------             -----------------

Other income:
   Interest and other                                                          1,808                        16,180
                                                                   -----------------             -----------------
     Total other income                                                        1,808                        16,180
                                                                   -----------------             -----------------

(Loss) income before provision (benefit) for
   income taxes                                                             (281,194)                      530,725
Provision (benefit) for income taxes                                           1,600                      (427,000)
                                                                   -----------------             -----------------
Net loss                                                                    (282,794)                      957,725
Dividends on preferred shares                                                (45,193)                      (46,182)
                                                                   -----------------             -----------------
Net loss applicable to common stockholders                         $        (327,987)            $         911,543
                                                                   =================             =================
Net loss available to common shareholders
   per common share - basic and dilutive:

     (Loss) income per common share                                $           (0.06)            $            0.21
                                                                   =================             =================
Weighted average common shares outstanding -
   basic and diluted                                                       5,196,904                     4,387,600
                                                                   =================             =================

See accompanying notes to consolidated financial statements

                         Ocean West Holding Corporation
                                 and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                          Three Months Ended          Three Months Ended
                                                                             June 30,2002                June 30, 2001
                                                                      ---------------------------  ------------------------
                                                                                            (unaudited)
Cash flows used for operating activities:
   Net (loss) income                                                        $        (282,794)          $         957,725
 Adjustments to reconcile net (loss) income
   to net cash used for operating activities:
       Depreciation and amortization                                                   34,805                      35,239
       Deferred income taxes                                                              --                     (427,000)
Changes in operating assets and liabilities:
   (Increase) decrease in assets:
       Restricted cash                                                                 (7,691)                     28,887
       Receivable from loans sold                                                  (5,384,801)                 (6,649,082)
       Mortgage loans held for sale                                                    37,300                    (902,200)
       Other current assets                                                          (124,570)                   (123,108)
       Deposits                                                                         6,727                         --
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                          341,988                    (129,646)
                                                                            ------------------          -----------------
       Net cash used for operating activities                                      (5,379,036)                 (7,209,185)
                                                                            -----------------           -----------------
Cash flows (used for) provided by investing activities:
   Collection of notes receivable                                                         --                       24,757
   Purchases of property and equipment                                                (30,861)                     (9,503)
                                                                            -----------------           -----------------
         Net cash (used for) provided by investing activities                         (30,861)                     15,254
                                                                            -----------------           -----------------
Cash flows by financing activities:
   Net borrowings under warehouse lines of credit                                   5,109,691                   7,256,939
   Issuance of long-term debt                                                         219,464                          --
   Issuance of short-term debt                                                         44,825                          --
   Principal repayments on long-term debt                                              (9,666)                    (22,732)
   Payments on capital lease obligations                                              (24,137)                    (22,476)
   Redemption of preferred stock                                                          --                     (110,500)
   Preferred stock dividends                                                          (45,194)                    (46,182)
                                                                            -----------------           -----------------
         Net cash provided by financing activities                                  5,294,983                   7,055,049
                                                                            -----------------           -----------------
Net decrease in cash and cash equivalents                                            (114,914)                   (138,882)
Cash and cash equivalents, beginning of period                                        116,791                     470,019
                                                                            ------------------          -----------------
Cash and cash equivalents, end of period                                    $           1,877           $         331,137
                                                                            ==================          =================

Supplemental disclosure of cash flow information -
   Interest paid                                                            $         141,543           $         351,566
                                                                            =================           =================
   Income taxes paid                                                        $          (1,600)          $             --
                                                                            =================           =================

See accompanying notes to consolidated financial statements

                  Ocean West Holding Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (unaudited)

(1)  Basis of Presentation:

     The accompanying unaudited interim condensed consolidated financial statements of Ocean West Holding Corporation, and its subsidiary Ocean
     West Enterprises, Inc. dba Ocean West Funding (collectively the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(2)  Nature of Business:

     Ocean West Holding Corporation ("Ocean West") was organized in the State of Delaware on August 15, 2000 as a holding company with negligible assets and liabilities. During March 2002, Ocean West acquired all of the issued and outstanding shares of preferred and common stock of Ocean West Enterprises, Inc. dba Ocean West Funding ("Ocean West Enterprises") in an exchange of shares. Since the shareholders of Ocean West Enterprises are the controlling shareholders of Ocean West after the exchange, the transaction was treated as an acquisition by Ocean West Enterprises, and the historical financial statements reflect the operations of Ocean West Enterprises, including the historical capital accounts for which there were no par value on common stock.

     Ocean West Enterprises, a California C corporation, was incorporated in November 1988 for the purpose of engaging in mortgage banking activities. It is involved in the process of originating, packaging and funding of HUD and other government-insured loans and non-government-insured loans in the United States.

(2)  Principles of Consolidation:

     The consolidated financial statements include the accounts of Ocean West and its wholly owned subsidiary, Ocean West Enterprises. All significant inter-company accounts and transactions have been eliminated.

(3)  Interim Period:

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2002.

     The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, in addition to the financial statements, for the past fiscal year ended March 31, 2002, included in the Company's registration statement filed on Form S-1 which became effective on August 12, 2002.

(4)  Fiscal Year:

     The Company has changed its fiscal year end from March 31 to September 30, making September 30, 2002 the end of the Company's next fiscal year.

     Item 2. Management's Discussion And Analysis or Plan of Operation.

     General

          Ocean West is a holding company which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. The Company offers a wide range of products aimed primarily at high quality, low risk borrowers. However, the Company has recently expanded into the higher risk sub-prime market to assist in efforts to diversify its lending practices. Our income mainly consists of gains from sales of mortgage loans on the secondary market and to private investors. We also generate revenues through fees such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. During fiscal year 2002 approximately two-thirds of our revenues were derived from the sale of loans and approximately one-third were derived from fees charged in connection with loans originated. This breakdown is typical and has not changed significantly in recent years, but may change if we continue to expand the brokering portion of our business.

          For the most part, we fund loans through credit facilities. The amount drawn from a line of credit for a particular loan is repaid when that loan is sold to an investor. We receive funds from loan fees and origination and/or discount fees charged to the borrower. The fees collected at the time of funding are paid to us and recorded on the day of funding. When a loan is purchased by an investor, the remaining fees, including a fee for the release of the servicing rights, are paid, less any fees due to the investor and any further servicing obligations on that loan. Servicing release premiums range from 0% to 2.55% of loan principal depending on the type of loan, term and principal amount. Revenues from sales are recognized at the time of sale, net of the related loan balance and fees paid on the sale.

          Currently, we fund loans primarily through a line of credit with First Collateral Services. The line of credit will expire on September 30, 2002; however, First Collateral has continued to loan under the line. We are currently not in compliance with the restrictive covenants; however, the noncompliance has been waived through July 31, 2002. Noncompliance will continue to be reviewed by the lender. We hope to eventually renew the line of credit for an additional year, which is a typical term of a line of credit. However, typically First Collateral extends the line of credit for short periods as well as continues to lend after the expiration of the line. Currently our liquidity is tied to the line of credit that may be revoked at any time by the lender. We hope to strengthen our financial position and obtain a stronger commitment from our lender in the future, but may not be able to do so.

          We receive most of our revenues from the sale of loans to investors, although our income from loan brokering is increasing. Once a loan is sold, the amount advanced through the warehouse line of credit is repaid and the overage is deposited in our account. Frequently, we receive the borrower's first monthly payment if the investor buys the loan one payment down. Loan fees we charge are made up of underwriting, funding, administrative, document drawing and other miscellaneous fees depending on the type of loan funded which also provide revenue. Fees collected on loans range from $575 to $995 per loan. The amount of the fees generated on a particular loan varies based upon the type of loan.

          A loan broker generally receives commissions on the individual loan transactions submitted by the broker. Commissions vary based upon loan type, loan amount, interest rate and fees charged by the broker. Average commissions are approximately $3,150 per loan transaction. The loan officer will be compensated from the commissions earned. The typical compensation to the loan officer ranges from 55 to 75 percent of the total commissions earned.

          Occasionally, approximately two to three times per year, Ocean West Enterprises may be required to repurchase loans from investors. The repurchase price is equal to the amount of the original purchase price, plus interest and fees associated with the loan, less any payments made by the borrower. Our disposition of the loan upon repurchase depends upon the reason for the repurchase. In most cases, the repurchase occurs because the investor believes the loan does not fit into the investor's guidelines. Usually, in these cases, we are able to sell the loan to another investor as a seasoned loan with a payment history in three to six months time. In the event of resale, there is little ultimate effect on our results of operations other than a delay in recognition of income and a loss potential of 10% to 15% of the loan balance based on our historical experience. If the loan is not resalable as is, we will work with the borrower to refinance the loan into a different loan program. On rare occasions, three times over the last five to six years, we were forced to hold the loan for a longer period of time.

          Ocean West changed its year-end subsequent to March 31, 2002 from March 31 to September 30 effective in 2002. The reasons for the change were a reduction in auditing costs as fewer companies use a September 30 year-end and to aid in HUD reporting.

     Result of Operations

          The uncertainty that potentially has the single largest effect on the results of operations of Ocean West Enterprises is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple - as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower's needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

          Inflation has an impact on us because it typically has an impact on interest rates. As the threat of inflation becomes more of a concern, interest rates tend to rise. This result is based upon the perception that the Federal Reserve will revise short-term interest rates to keep inflation in check. This concern ultimately affects mortgage rates.

          During the last five fiscal years, we have had operating losses and in the year prior to those, had a significant decrease in operating income. Management attributes the decrease in income and increase in loss to the following:

          . Broker fraud resulting in loss on two loans of approximately $250,000 which was recognized in fiscal year 1998

          . Decrease in loan volume resulting from the adoption of stricter pre-funding quality control measures

          .    Costs of operating the telemarketing division which was shut down

     To counter the reduction in loan volume, we lowered some of our prices and volume levels increased. More favorable pricing was then reestablished and for the most part loan volumes are holding up; there was a decrease in loan volume for the third quarter of fiscal year 2002 which management believes was due to the slow down in the economy resulting from the events of September 11, 2001.

          Our revenues are currently derived approximately two-thirds from sale of loans and one-third from fees generated in connection with such sales. Revenues generated from the sale of a loan vary based on loan type and size. Premiums paid can range from 1/8% to 5% of the loan amount. Conventional conforming loans have lowest profit margins while FHA, alternative A and sub-prime loans have higher premiums. Sub-prime loans typically have the largest margins. Fees received also vary depending on loan type and origination source and generally range from $495 to $995 per loan. For example, typically FHA refinances generate $495 in fees and conventional conforming loans generate $995 in fees.

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30,
     2001

          During the quarter ended June 30, 2002, Ocean West Enterprises made 948 loans with an aggregate dollar value of approximately $146 million compared to 1,085 loans with an aggregate dollar value of approximately $160 million in the quarter ended June 30, 2001. The average loan size for the quarter ended June 30, 2002 was approximately $153,800. This was an increase from $148,000 in the quarter ended June 30, 2001. Most of the loans originated were in principal amounts between $100,000 and $180,000.

          Revenues from origination and/or sale of loans decreased to $2.581 million for the quarter ended June 30, 2002 from $3.099 million for the quarter ended June 30, 2001. Approximately $359,100 of the revenue for the quarter ended June 30, 2002 was attributable to income from loan fees, as opposed to income for premiums on the sale of loans. The portion attributable to fee income for the same period last year was approximately $557,700.

          The decrease in volume can be attributed to the closure of one of the Company's larger branches located in Indianapolis, Indiana in February 2002. In the quarter ended June 30, 2001, on a dollar volume basis, the Indianapolis office accounted for approximately 16% of the branch production or 11% of the Company's total production.

          Executive management had concerns with the quality of underwriting coming from the loans being originated from that location. Management felt the underwriting decisions, especially with respect to the FHA loans, were not in line with company policy. Those concerns cause executive management to require all loans approved out of the Indianapolis office to be reviewed by the corporate office. This requirement caused considerable friction between the corporate office and the local management at the Indianapolis location. Shortly thereafter, the Indianapolis location was shut down. Due to a higher than usual percentage of problems arising from the loans originated out of the Indianapolis office, the Company has begun legal proceedings against the former management of said location. More details are given in the "Legal Proceedings" section of this report.

          Total operating expenses increased 11% to $2.864 million for the quarter ended June 30, 2002 from $2.584 million for the quarter ended June 30, 2001. Salary, wages and payroll taxes increased by 5% to $1.534 million for the quarter ended June 30, 2002 from $1.460 million for the June 30, 2001 quarter and other general and administrative expenses increased 19% to $1.321 million for the quarter ended June 30, 2002 from $1.111 million for the quarter ended June 30, 2001. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. Salaries, wages and payroll taxes increased, as more employees were needed to handle the increase in both the number and size of branch locations. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees. Interest expense decreased 26% from $13,466 in the June 30, 2001 quarter to $10,005 for the June 30, 2002 quarter.

          Ocean West had a net loss applicable to common stockholders of $327,987 for the quarter ended June 30, 2002 compared to net income applicable to common stockholders of $911,543 for the quarter ended June 30, 2001. We had a net operating loss of $283,002 for the June 30, 2002 quarter compared to net operating income of $514,545 for the June 30, 2001 quarter. The losses for the June 30, 2002 quarter were primarily due to the decrease in loan production from the closure of the Indianapolis branch and an increase in operating expenses due to an expansion of the number of origination offices as well as the growth of the origination offices themselves.

     Liquidity and Capital Resources

          Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on liquidity. The warehouse facilities limit the amount that may be advanced on each loan funded. Therefore, we must use our cash to fund the additional dollars needed to close escrow. Thus, it is crucial that we monitor loan volume closely.

          Ocean West funds operations through a combination of borrowings and issuance of stock. Our primary need for operating capital is to fund mortgage loans upon closing prior to their eventual delivery to purchasers in the secondary market. We typically fund these loans through our warehouse lines of credit. We have one primary credit facility that will typically fund up to 98% of the price paid by the purchaser to a maximum of 100% of the note amount. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such during the quarter ending June 30, 2002. We also have a warehouse line of credit with Warehouse One for $5,000,000.

          Our primary line of credit is with First Collateral Services and has an orally granted limit of $20,000,000. We have frequently drawn amounts in excess of the limit on the line. However, First Collateral has loaned us funds in excess of the stated limit. The line of credit expires on September 30, 2002, although the lender has continued to lend funds under the line. In the past, the lender has typically extended the line of credit for short periods and has also continued to lend after the expiration of the line. We are in violation of covenants relating to the line and First Collateral may terminate the line at any time. First Collateral has waived covenant violations through July 31, 2002. As of June 30, 2002, the outstanding balance on the line of credit with First Collateral Services was $17,468,073. It bears interest at a rate equal to the bank references rate plus 2.5% and the rate on June 30, 2002 was 4.339%.

          Upon termination and demand under the line of credit, the interest rate on any unpaid amounts would be increased by 4% and we would be required to pay any expenses of collection incurred by the First Collateral. First Collateral also could execute on the mortgage loans, which are the collateral for the warehouse lines. We would be responsible for the difference between any amounts received by the warehouse bank upon the sale of the collateral loans and amounts sold under the line. Typically, all of the fundings under the line are short-term and the lines would most likely be substantially repaid upon the sale of the mortgages in due course without incurring large amounts of additional interest.

          At the present time, our liquidity resources are minimal. We have not consistently met the HUD net worth requirements. We are also not in compliance with substantially all of the restrictive covenants of the primary credit facility. In addition, we frequently draw in excess of the maximum amount provided for in the agreement on the primary line of credit.

          HUD has not rescinded our certifications nor have the lenders declared us in default. Our lenders have waived covenant violations through June 30, 2002. If either HUD rescinded our certification or our primary warehouse bank declared us in default, we would not be able to operate as we are now operating and we may not be able to continue operations. At this time, management believes that we are able to fund current production levels; provided that we are able to maintain production levels sufficient to produce profits. Currently, we believe a loan volume level of at least $25,000,000 per month is necessary to do that. In April and May of 2002 the company made significant cost cutting measures to reduce our required breakeven funding volume. For our fiscal year ended March 31, 2002, our average loan volume funded on our warehouse lines per month was $34,486,500. In the quarter ending June 30, 2002 the average was $25,642,184. These numbers reflect only fundings through the warehouse lines of credit and do not include the loans we brokered to other companies.

          In the future, we hope to be able to increase capital and liquidity so that we can increase loan production. Management believes that, in the long-term, a development of a market in our stock should aid in increasing capital. Management intends to retain earnings for the foreseeable future to help increase liquidity and anticipates that the share price will be high enough so that some of the warrants are exercised. Future offerings are possible, although management does not currently have any specific offering plans.

          In the short term, management's goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. Management believes that the increase in net income will aid liquidity.

          Net cash used for operating activities for the three months ended June 30, 2002 was $5,379,036 as opposed to $7,209,185 for the three months ended June 30, 2001. The primary sources of this reduction in cash used was a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the June 30, 2001 period. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

          Net cash used for investing activities was $30,861 during the three months ended June 30, 2002 and was used to purchase property and equipment. Net cash provided by investing activities for the three months ended June 30, 2001 was $15,254 and was attributable to the collection of notes receivable. This was offset by the purchases of property and equipment of $9,503.

          Net cash provided by financing activities for the three months ended June 30, 2002, was $5,294,983. This consisted primarily of borrowings under the warehouse lines of credit of $5,109,691. Issuance of long-term debt of $219,464 and short term debt of $44,825 also provided cash for the June 30, 2002 period. Payments of $9,666 on long-term debt and $24,137 on capital lease obligations as well as dividends paid of $45,194 offset cash provided by financial activities. Net cash provided by financing activities for the three months ended June 30, 2001 was $7,055,049. This consisted primarily of borrowings of $7,256,939 under our warehouse lines of credit. These were offset by payments of $22,732 on long-term debt and $22,476 on capital leases. Redemption of stock of $110,500 and dividend payments of $46,182 also offset total cash provided by financing activities for the period.

          As of March 31, 2002, Ocean West Enterprises had net operating loss carryforward for Federal income tax purposes of approximately $2,200,000 and, for state reporting purposes, of approximately $1,200,000, available to reduce future taxable income, portions of which expire on various dates through 2020.

     Other Factors Relating to Forward-Looking Statements

          Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

          In the event Ocean West needs additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, Ocean West may be unable to expand or continue its business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

          Some of the more prominent known risks and uncertainties of Ocean West's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which Ocean West is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

          .    the Company's continuing losses;

          . the Company's failure to continuously meet HUD minimum net worth requirements;

          . the Company's dependence on the warehouse line of credit which has expired and failure to comply with restrictive covenants relating to the line of credit;

          . the Company's need for additional funding sources so that its ability to originate and fund loans is not impaired; and

          . the Company's ability to compete with banks and other mortgage lenders that are significantly larger.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Ocean West v. Wilhems & Wilhems v. Ocean West: Ocean West filed a complaint against Jeffery A. Wilhems, Marsee L. Wilhems, and Progressive Home Loans (collectively referred to as "Wilhems") on April 12, 2002 in the Orange County, California Superior Court, Central Justice Center for breach of contract, breach of fiduciary duty, fraud and deceit, and injunctive relief. J. Wilhems was the branch manager for Ocean West's Indiana branch. In his capacity as the branch manager for Ocean West, J. Wilhems was to oversee the mortgage loan production of said branch. Executive management believes Wilhems caused the Company substantial losses due to the early payment default loans and misrepresented material facts discovered. In addition, Wilhems entered into an employment contract with an Ocean West competitor during his employment with Ocean West, a breach of the branch manager agreement executed on September 1, 1999. Ocean West is seeking $1.3 million in damages. J. Wilhems filed a cross-complaint alleging breach of contract, fraud, negligent misrepresentation, intentional interference with prospective economic advantage, accounting, and injunctive relief. Ocean West filed a demurrer and prevailed on some of the causes of action. Recently,
J. Wilhems amended his cross-complaint, to which Ocean West has yet to respond.

     Pratt v. Ocean West: David R. Pratt and Paula J. Pratt (collectively referred to as "Pratt") filed a complaint against Ocean West on March 19, 2002 in the Fulton County Superior Court, Georgia for Specific Performances of the loan. Pratt did not disclose a second lien holder against their real property when Pratt attempted to refinance their mortgage loan. When Ocean West discovered the second lien holder and attempted to have the second lien holder to subordinate to a new first mortgage, the second lien holder declined due to the insufficient value of the property. Pratt refused to obtain an appraisal report because they did not want to incur additional fees and costs and used an appraisal report which was at least two years old to entice Ocean West to refinance their property. In addition, Pratt was delinquent on payments due under a VA loan and Ocean West was unable to refinance.

     Camarena v. Ocean West: Angelina Camarena filed an administrative complaint against Ocean West on January 7, 2002 with the Department of Fair Employment and Housing Commission for wrongful termination. No specific claim for damages has been made yet. Camarena alleged that John Allgyer, former branch manager, terminated her employment due to the fact that she was pregnant. Ocean West contends that Camarena caused massive disruption at the branch and was unprofessional toward the branch clients and its associates. Her actions caused her to be terminated after many unsuccessful oral reprimands.

Item 2. Changes in Securities.

     Ocean West registered securities on Form S-1 (Reg. File No. 333-86484) which registration statement became effective on August 12, 2002. The Company registered 300,000 Common Shares and 3,000,000 Common Stock Purchase Warrants which were issued to Monogenesis Corporation, as closed-end investment company and the underwriter of the distribution. Each warrant entitles the holder to purchase one Common Share of Ocean West at an exercise price of $1.25 for 10 months from the effective date of the registration statement. The 3,000,000 Common Shares underlying the warrants were also registered. Monogenesis distributed to its shareholders (primarily institutional investors) 100 shares and 1,000 warrants for each share of Monogenesis held by them. The distribution was effective as of the effective date of the registration statement. The shares and warrants not distributed were retained by Monogenesis.

     Ocean West also registered 1,947,676 Common Shares held by its shareholders for sale from time to time. There is no underwriter engaged with respect to the selling shareholder shares.

     The effective date of the registration statement occurred after the end of this reporting period; therefore there are no expenses or proceeds relating to the offering reported in this report.

Item 3.  Defaults Upon Senior Securities.

     Ocean West's primary line of credit with First Collateral Services will expire on September 30, 2002, although the lender has continued to lend funds under the line. In the past, the lender has typically extended the line of credit for short periods and has also continued to lend after the expiration of the line. In addition, Ocean West is in violation of covenants relating to the line and First Collateral may terminate the line at any time. First Collateral has waived covenant violations through July 31, 2002. Upon termination and demand under the line of credit, the interest rate on any unpaid amounts would be increased by 4% and Ocean West would be required to pay any expenses of collection incurred by the First Collateral. First Collateral also could execute on the mortgage loans, which are the collateral for the warehouse lines. Ocean West would be responsible for the difference between any amounts received by the warehouse bank upon the sale of the collateral loans and amounts sold under the line. Typically, all of the fundings under the line are short-term and the lines would most likely be substantially repaid upon the sale of the mortgages in due course without incurring large amounts of additional interest.

Item 6.   Exhibits and Reports on Form 8-K.

                                                                                    Exhibit         Page
                                                                                 Table Number      Number
                                                                                 ------------      ------
I.    Articles of Incorporation and Bylaws                                             3

      (i)  Certificate of Incorporation of Ocean West Holding Corporation                            +

      (ii) Bylaws of Ocean West Holding Corporation                                                  +

II.   Instruments Defining the Rights of Security Holders                              4

      (i)  Common Stock  Purchase  Warrant  Agreement  Between  Ocean West
           Holding Corporation and Registrar and Transfer Company                                    x

+ Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.

x Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-86484).

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Ocean West Holding Corporation

                             By:   /s/ Marshall L. Stewart
                                   ------------------------------------------
                                   Marshall L. Stewart, President and
                                   Chief Executive Officer

                                   Date: September 24, 2002



                             By:   /s/ Daryl S. Meddings
                                   ------------------------------------------
                                   Daryl S. Meddings, Executive Vice President,
                                   Chief Financial Officer

                                   Date: September 24, 2002