Form 10KSB
period 2002-03-31
OCEAN WEST HOLDING CORP
filed 2003-01-14
CIK 1104538

                    U. S. Securities And Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

___ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2002

 X   Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934
     For the transition period from April 1, 2002 to September 30, 2002

                        Commission file number 333-86484

                         Ocean West Holding Corporation
                 (Name of small business issuer in its charter)

              Delaware                                      71-0876952
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                         15991 Redhill Avenue, Suite 110
                            Tustin, California 92780
                    (Address of principal executive offices)

                    Issuer's telephone number: (714) 247-4220

           Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
     Title of each class                                   on which registered
     -------------------                                   -------------------
            None                                                  None

          Securities registered pursuant to Section 12(g) of this Act:

                    Common Shares, $0.01 par value per share
                         Common Stock Purchase Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X  No ___
    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

     The issuer's revenues for its most recent fiscal year were $5,430,917 (the six month transitional year) and were $10,549,324 for the fiscal year ended March 31, 2002.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 10, 2002 was $81,011.

     The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2002 was: 5,585,104 Common Shares, 210,096 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format             Yes    No  X
                                                               ---       ---

                            Exhibit Index on page 71.

                                TABLE OF CONTENTS

                                                                                             PAGE
PART I .......................................................................................  1
   Item 1.   Description Of Business .........................................................  1
   Item 2.   Description Of Property ......................................................... 12
   Item 3.   Legal Proceedings ............................................................... 12
   Item 4.   Submission Of Matters To A Vote Of Security Holders ............................. 14
PART II ...................................................................................... 14
   Item 5.   Market For Common Equity And Related Stockholder Matters ........................ 14
   Item 6.   Management's Discussion And Analysis Or Plan Of Operation ....................... 15
   Item 7.   Financial Statements ............................................................ 31
   Item 8.   Changes In And Disagreements With Accountants On Accounting And Financial
             Disclosures ..................................................................... 66
PART III ..................................................................................... 66
   Item 9. Directors, Executive Officers, Promoters And Control Persons, Compliance With
             Section 16(a) Of The Exchange Act ............................................... 66
   Item 10.  Executive Compensation .......................................................... 68
   Item 11.  Security Ownership Of Certain Beneficial Owners And Management .................. 69
   Item 12.  Certain Relationships And Related Transactions .................................. 70
   Item 13.  Exhibits And Reports On Form 8-K ................................................ 71

                                     PART I

Item 1.   Description of Business.

     Ocean West Holding Corporation ("Ocean West") was formed in Delaware on August 15, 2000 as the holding company of Ocean West Enterprises, Inc., a California corporation. The holding company received all of the shares of Ocean West Enterprises in exchange for shares of its stock effective March 11, 2002. It was formed to be the public company and was formed as a Delaware corporation to take advantage of the body of law developed for Delaware corporations. In addition, in the event that management determines to acquire additional companies in the future, management believes that the holding company/subsidiary structure provides the best structure for such an acquisition, if any. This structure can provide a mechanism that will limit liabilities of an acquired business to the acquiring subsidiary thereby protecting the assets of other subsidiaries. Management has not identified any potential acquisitions.

     Ocean West Enterprises was incorporated in November of 1988 in the state of California and is engaged in the business of mortgage banking/brokering. We principally operate under the name of Ocean West Funding. At this time, Ocean West Enterprises is the only subsidiary of Ocean West, although Ocean West has filed a Certificate of Incorporation with the Delaware Secretary of State for Paradise Funding, Inc. which will be an additional subsidiary. We are a retail and wholesale mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one-to-four units. The company offers a wide range of products aimed primarily at high quality, low risk borrowers. We make most of our loans to:

     .  purchase existing residences
     .  refinance existing mortgages
     .  consolidate other debt
     .  finance home improvements, education or similar needs

     Ocean West Enterprises primarily originates mortgage loans insured by the Federal Housing Authority ("FHA") and conventional mortgage loans, which meet Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") standards. However, the company has recently expanded into the higher risk sub-prime market to assist in efforts to diversify its lending practices. Borrowers are given a credit grade through two basic methods. One is through an underwriter that knows and understands the end investors' credit requirements and grades the borrowers accordingly. The other is through automated underwriting systems used by many investors including Fannie Mae and Freddie Mac. In the automated system, the borrower's credit information is entered into a computer-driven underwriting system that analyzes the data and runs a credit report. Substantially all, 98%, of loans originated by us are secured by a first priority mortgage. The remaining mortgages are typically in a second position.

     Ocean West Enterprises offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and the retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

     . FHA/VA - Thirty-year fully amortizing adjustable or fixed rate program -- adjustable rate program indexed to the one-year treasury featuring a cap of annual interest rate increases of 1% and a life cap on increases of 5%.

     . 95% LTV (loan-to-value) First Mortgage Loan -- Thirty-year fully amortized adjustable or fixed rate program that meets guidelines provided by purchasers of loans.

     . Conforming Mortgage Products -- Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

     . Second Mortgage Program -- Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers identified as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

     . JUMBO Loans -- Adjustable and fixed rate loan program for loans that exceed the loan limits set by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Association (Freddie
        Mac). These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

For non-conforming loans, we typically offer fixed-rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

     Our income mainly consists of gains from sales of mortgage loans on the secondary market and to private investors. However, we also generate fees such as origination/discount fees, underwriting fees, processing fees and document drawing fees in connection with the funding of a mortgage loan. We also broker a large portion of our loan volume to other mortgage bankers and financial institutions. The amount of brokered loan volume has grown substantially in recent years. The amount of brokered-out business was 51% of total funded loan volume for the six month period ended September 30, 2002 as compared to 39% and 22% for fiscal years ended March 31, 2002 and 2001, respectively. This is due, in large part, to the fact that we do not have the capacity to handle the loan volume on our own credit facilities (warehouse lines).

     The loans that we originate using our credit facilities are made with short-term borrowings under warehouse lines of credit and reverse repurchase agreements. Generally, a loan is held for a short period of time (usually averages 20 days) until it is repaid when that loan is sold to an investor in the secondary market. On retail loans we will receive funds from loan fees and origination and/or discount fees charged to the borrower. The fees collected at the time of funding are paid to us on the day of funding. We also receive revenues from premiums earned on the sale of loans to investors. These premiums can range from 0.25% to 5% of the loan balance, depending on loan type and credit grade. When loans are purchased by an investor, the remaining income, including a fee for the release of the servicing rights, are paid, less any fees to investors and any further servicing obligations on that loan. Servicing release premiums range from 0% to 2.55% of loan principal, depending on the type of loan, term and principal amount. The servicing release premium is included in the total premium paid to us when the loan is sold into the secondary market. Revenues from sales are recognized at the time of sale, net of the related loan balance and fees paid on the sale. At the time a loan is sold, the amount advanced through the warehouse line of credit is repaid and the overage is deposited in our account. Frequently, we receive the borrower's first monthly payment if the investor buys the loan one payment down. Loan fees we charge are made up of underwriting, funding, administrative, document drawing and other miscellaneous fees depending on the type of loan funded which also provide revenue. Fees collected on loans range from $575 to $995 per loan. The amount of the fees generated on a particular loan varies based upon the type of loan.

     The company originates both purchase and refinance mortgage loans. The percentage of refinance loans as compared to total volume for the six month period ending September 30, 2002 was 59%, as compared to 61% and 32% for fiscal years ended March 31, 2002 and 2001, respectively.

     We originate loans primarily through three different channels. The first is directly through our "corporate" retail division. This division deals directly with the client. Most of the retail loans are referred to us through real estate agents or past clients. The remaining clients are generated through various marketing techniques such as direct mail, telemarketing, or various lead providers. The corporate retail loans comprised 18% of our loan volume for the six month period ended September 30, 2002 compared to 4% for the fiscal year ended March 31, 2002 and 2% for the fiscal year ended March 31, 2001.

     The second method of origination is through our "net branch" network of retail branches. A net branch is a retail branch where all related branch expenses must be paid for through branch revenues and the manager of the branch is compensated only through the branch profits. Management has concentrated on developing this area of our business in recent months because we believe this is one of the most cost effective and efficient ways to increase loan originations. The net branches comprised 49% of loan volume in the six month period ended September 30, 2002 compared to 50% and 40% for the fiscal years ended March 31, 2002 and 2001, respectively.

     The third method of origination is the wholesale channel which represents loans solicited through mortgage brokers. A loan broker generally receives commissions on the individual loan transactions submitted by the broker. Commissions vary based upon loan type, loan amount, interest rate and fees charged by the broker. Average commissions are approximately $3,150 per loan transaction. The loan officer will be compensated from the commissions earned. The typical compensation to the loan officer ranges from 55% to 75% of the total commissions earned. This division comprised 33% of our total loan volume in the six month period ended September 30, 2002 compared to 46% and 58% for fiscal years ended March 31, 2002 and 2001, respectively.

     In accordance with management's strategy, as of September 30, 2002 we had 106 retail "net branches" in 28 states. These branches are located in areas close to potential borrowers and referral sources. Being located near these referral sources better enables the company in developing referral business. The goal of management is to continue to develop and maintain recurring referral sources. To supplement branch business, management continues to develop lead programs through various providers.

     Regardless of how a loan is generated, all loans must be underwritten in accordance with guidelines set forth by management and the secondary market investors. Some underwriting criteria include borrower income and credit worthiness, loan-to-value ratios, property condition and type, insurance requirements and investor requirements. Our underwriting guidelines also comply with those guidelines set forth by the Federal National Mortgage Association, Federal Home Loan Mortgage Company, Federal Housing Authority, Veterans Authority and private institutional investors.

     Ocean West Enterprises is an approved FHA mortgagee. A significant portion of our loan volume is FHA loans. The percentage of FHA loans funded in the six month period ended September 30, 2002 was 24% based on dollar volume, compared to 21% and 50% for years ended March 31 2002 and 2001, respectively. If we were to lose it FHA authority it could have a significant impact on our ability to survive. We are currently not in compliance with HUD's minimum required net worth. Management has submitted a Capital Restoration Plan with its required audit to HUD and believes that the plan will be accepted. Management feels the company should be in compliance with the HUD's required net worth by March 31, 2003.

     We face strong competition in originating, purchasing and selling mortgage loans and related mortgage servicing rights. Our competition is principally from savings and loans associations, other mortgage companies, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. In addition to offering a wide array of competitive products, we compete with these entities by striving to provide helpful and timely service to mortgage brokers and borrowers alike. Many of these institutions have greater financial resources than we do and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans that we are able to originate and purchase. If we are unable to compete effectively, our operations and financial condition could be materially and adversely affected.

     Currently, we fund loans primarily through a line of credit with First Collateral Services. The line of credit expires on February 28, 2003. The limit on the line of credit is $15,000,000; however, First Collateral had in the past allowed us to exceed that limit on a regular basis, but is no longer allowing it. Our inability to maintain an adequate net worth has kept us in violation of our covenants and restrictions in our agreement with First Collateral. In the past, the lender has waived the covenants and restrictions and allowed us to continue using the warehouse line. As of January 2, 2003, First Collateral is no longer allowing the violations to continue and will no longer allow us to fund loans at previous levels. In addition, the lender plans to lower our current approved limit from $15,000,000 to $5,000,000 by April 2003.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. We have replaced this financing source by increasing our fundings with Warehouse One and we have recently received an oral approval from Provident Consumer Financial Services for an additional source of warehousing credit for up to $5,000,000. The cost of using the Provident line is 3.25% over the monthly LIBOR (London Interbank Offered Rate) rate with a $95.00 per funded loan transaction fee compared to First Collateral's line for which the cost is 2.25% over the monthly LIBOR rate with a $50.00 per funded loan transaction fee. The loss of First Collateral as our primary warehouse lender will immediately increase our cost of funds and may have a material adverse impact on results of operations. To the extent we are not successful in using these alternate warehousing sources, we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our operations and financial condition.

     We incur certain costs in originating loans, including general and administrative expenses, salary and commission expenses, out-of-pocket expenses, and interest due on borrowings on the warehouse line of credit.

     Occasionally, two to three times per year, we are required to repurchase loans from investors. The repurchase price is equal to the amount of the original purchase price, plus interest and fees associated with the loan, less any payments made by the borrower. Our disposition of the loan upon repurchase depends upon the reason for the repurchase. In most cases, the repurchase occurs because the investor believes the loan does not meet guidelines. Usually, in these cases, we are able to sell the loan to another investor as a seasoned loan with a payment history in three to six months time. In the event of resale, there is little ultimate effect on our results of operations other than a delay in recognition of income. In some cases, based upon our historical experience a loss potential of ten to fifteen percent of the loan balance does exist. If the loan is not resalable as is, we will work with the borrower to refinance the loan into a different loan program. On rare occasions, we are unable refinance or sell the loan and are forced to hold the loan for a longer period of time. When this occurs, the institution extending us the warehouse line of credit will require us to pay down the credit facility at a rate of 10% of the principal balance per month until paid in full.

     The company changed its year-end from March 31 to September 30 effective in 2002. The reasons for the change were a reduction in auditing costs as fewer companies use a September 30 year-end and to aid in the Company's HUD reporting.

Loan Origination Process

     Loans originated through the corporate retail division or net branches require processing. Processing procedures very depending on specific loan program and investor requirements. Loan applications are reviewed and verified for accuracy. The verification process includes, but is not limited to: (i) evaluation of the borrower's credit worthiness by obtaining a formal credit report through an approved credit agency, (ii) third party verification of the applicant's income and deposit information, and (iii) obtaining a preliminary title and appraisal report. Once processing is complete, the file is sent on to underwriting.

     Ocean West Enterprises has established underwriting criteria under which mortgage loans are originated. The loans originated under these underwriting guidelines generally also satisfy the underwriting standards used by the Federal Housing Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underwriting guidelines are intended to aid in evaluating the credit history of the potential borrower, the capacity of the borrower to repay the mortgage loan, the value of the real property, which will secure the loan, and the adequacy of such property as collateral for the proposed loan. The loan terms, including interest rate and maximum loan-to-value ratio, are determined based upon the underwriter's review of the loan application and related data and the application of the underwriting guidelines.

     We employ only experienced underwriters. Our Underwriting Manager must approve the hiring of all underwriters, including those who will be located in a regional or branch office. Our underwriters must have had either substantial underwriting experience or substantial experience with us in other aspects of the mortgage finance industry before becoming part of the underwriting department. All underwriters are required to participate in ongoing training, including regular supervisory critiques of each underwriter's work. We believe that our underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments.

     The level of income verification varies with program type. The underwriting guidelines include four levels of documentation requirements for applicants, which are referred to as the "Full Documentation," "Lite Documentation," "Stated Income Documentation," and "No Documentation" programs. The purchasers in the secondary market dictate the level of income documentation required for a specific loan. Except for the No Documentation programs, where verification of income is not required, we review:

     .   the applicant's source of income;
     . calculate the amount of income from sources listed on the loan application or other documentation;
     .   review the credit history of the applicant;
     . calculate the debt service-to-income ratio to determine the applicant's ability to repay the loan;
     .   review the type and use of the property being financed; and
     .   review the property.

     Under our Full Documentation programs, applicants are generally required to submit two written forms of verification of stable income for at least twelve months. Under our Lite Documentation programs, the applicant may submit twenty-four months of bank statements in lieu of traditional documentation such a tax returns and pay-stubs. Our Stated Income Documentation programs may be accepted based upon the monthly income stated on the mortgage loan application if other criteria are met. Our No Documentation programs do not give consideration to income. Instead, more weight is given to the borrowers credit history and property value. All of the programs require a telephone verification of the employment of salaried employees. In the case of purchase money loans, under the Full Documentation program guidelines and, on all purchase loans where the loan-to-value ratio is greater than 80%, we also verify source of funds to be deposited by the applicant into escrow.

     In most cases, our underwriters determine the applicants ability to repay the loan using: (a) a qualifying rate that is equal to the stated interest rate on fixed-rate loans, (b) the initial interest rate on loans which provide for three years of fixed interest rate and payments before the initial interest rate adjustment, or (c) 2% above the initial interest rate on other adjustable-rate loans. The underwriting guidelines require that mortgage loans be underwritten following a standard procedure that complies with applicable federal and state laws and regulations. It also requires our underwriters to be satisfied of the value of the property to be mortgaged based upon a review of the appraisal. In general, the maximum principal amount of loans originated under our conventional program is $650,000; however, management may approve and make larger loans on a case-by-case basis. Larger loans also require approval by the intended purchaser of the loan.

     Automated underwriting systems are rapidly becoming the industry standard when underwriting conventional loans. These systems can be used for underwriting loan programs such as FHA and VA; and at times specific investors require their use. The two primary systems are the Federal National Mortgage Association's
(FNMA) Desktop Underwriter and the Federal Home Loan Mortgage Corporation's (FHLMC) Loan Prospector. Over the past few years, the trend has moved toward the exclusive use of these systems. We currently underwrite over half of the loans originated using these systems. Ocean West Enterprises is also in the process of developing it own proprietary underwriting system to aid in the process of underwriting those loan programs that can not be underwritten by the Desktop Underwriter or Loan Prospector. The company's underwriting department analyzes all loan applications to insure the loan meets agency or investor guidelines.

     Management evaluates the underwriting guidelines on an ongoing basis and periodically modifies them to reflect current assessments of various issues relating to underwriting analysis. In addition, as new loan products are developed, we adopt underwriting guidelines that are appropriate for the new products. All loans are underwritten to the standards of the intended purchasers of the loans. Ocean West Enterprises makes certain representations and warranties customary in the industry relating to, among other things, accurate information, program standards, and compliance with laws and regulations. If we are found to have breached such a representation or warranty, we could be required to repurchase the loan.

Quality Control

     Ocean West Enterprises has implemented a loan quality control process to help enforce sound lending practices and compliance with our policies and procedures as well the compliance requirements of agencies such as HUD, Fannie Mae and the requirements of other purchasers of mortgages. Prior to funding a loan, we perform a "pre-funding quality control audit" in which our staff re-verifies the borrower's credit history and employment, using automated services as well as verbal verifications. In addition, an independent appraiser appraises properties that will potentially secure the mortgage loans. A qualified licensed independent appraiser must conduct all appraisals and the appraisal must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation. Our personnel also review every appraisal to confirm the adequacy of the property as collateral prior to funding.

     In addition, our quality assurance department audits a percentage of all loans that are funded. The department reviews the documentation, including appraisals and verifications, for compliance with established underwriting guidelines and lending procedures. The department also reexamines the funding documents for accuracy, completeness and adherence to corporate, state and federal requirements. As part of the audit process, any deficiencies discovered are reported to senior management to determine trends and any need for additional training of personnel.

Loan Funding

     Loans that are closed using the company's own credit facilities are funded through short term borrowing on the warehouse lines of credit. Ocean West pays interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which the company borrows is variable in nature and typically averages between 4.5% and 5.5%. Ocean West currently has approval for $20,000,000 in warehouse capability, but this amount will be reduced unless we can find additional sources of credit. Ocean West has its primary warehouse line of $15,000,000 with First Collateral Services Inc. A second line of $5,000,000 is with Warehouse One. Although the company has an approved line with First Collateral of only $15,000,000, until January 2 of 2003 First Collateral had allowed Ocean West to exceed written line limits up to $25,000,000. In addition, First Collateral has notified us that it is lowering our limits to $5,000,000 by April 2003. The warehouse line with First Collateral expires on February 28, 2003. The line with Warehouse One continues to renew itself on an annual basis. Provident Consumer Financial Services has also recently given an oral approval for a line of credit for Ocean West with a limit of $5,000,000. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements and the personal guarantees of the two primary shareholders, Marshall Stewart and Daryl Meddings. Ocean West repays the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

     The loan agreement governing the terms of the First Collateral line of credit contains various restrictive covenants relating to tangible net worth and various debt and other ratios. Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis. We are in violation of the restrictive covenants. The lender has waived the covenant violations through December 31, 2002. The lender has notified us that it will reduce funding levels. Although the lender has not chosen to do so, it is entitled to cease funding loans at any time and/or declare the balance to be immediately due and payable. In such a case, the interest rate on the outstanding balance would be increased by 4% and we would be required to pay any costs incurred by the lender in collection. The lender could also execute on the mortgage loans, which are the collateral for the line. Upon the lender's sale of the collateral, we would be responsible for the difference between the amount the lender received on sale and the amounts we owe the lender.

Sale of Loans

     Ocean West Enterprises generally sells substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. A reconciliation package is prepared for accounting. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

     Most of our loans are purchased by the following institutional investors:
GreenPoint Mortgage Funding Inc., Indy Mac Bank F.S.B., First Nationwide Mortgage Corporation, First Horizon Home Loan Corporation, ABN Amro Mortgage Group, Inc. (Interfirst), U.S. Bank, F.S.B., Union Federal Bank, Credit Swisse First Boston, Washington Mutual, F.A., Lehman Brothers Bank, F.S.B. (Aurora), and Suntrust Mortgage, Inc.

     Purchasers of loans vary from time to time as the purchasers get in and out of the market. For the six month period ended September 30, 2002, two buyers purchased in excess of 10% of our production funded on our warehouse lines:
First Nationwide purchased approximately 15% and U.S. Bank purchased approximately 12%. For the fiscal year ended March 31, 2002, First Nationwide purchased approximately 17%, and Credit Suisse First Boston purchased approximately 18% in fiscal 2001. Our secondary marketing department chooses the purchaser for a particular loan. Commitments to purchase loans are made on a loan-by-loan basis. We are not required to provide a certain number of loans to any purchaser.

Mortgage Loan Servicing Rights

     We currently sell the servicing rights on essentially all the loans we fund. At the time the loan is sold, the purchaser of the loan typically pays us a premium for the release of the servicing rights. The premium is paid for the right to collect the servicing fees for the period the loan remains on the investor's books. A typical spread for an "A" grade loan is 1/4 of 1% annually. In the past, we occasionally retained servicing rights, but no longer do so on a regular basis. Since we are not currently set up to service loans in-house, we contract with Dovenmuehle Mortgage, Inc. to sub-service any loans for which we have servicing rights. The sub-servicer is responsible for accepting and posting all payments, maintaining escrow accounts and reporting to the end investors, such as Fannie Mae. For this service, we typically pay the sub-servicer a monthly fee averaging $6 to $7 per loan. As of September 30, 2002, Dovenmuehle Mortgage sub-serviced 38 loans with approximately $2,673,972 in total principal balance. The amounts paid to the sub-servicer will decline as the loans are paid off.

Regulation

     The consumer finance industry is highly regulated; therefore Ocean West Enterprises is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to borrowers, prohibit discrimination, and impose multiple qualifications and licensing obligations. Failure to comply with these requirements may result in, among other things, loss of HUD approved status, demands by purchasers of mortgages for indemnification or mortgage loan repurchases, exercise of rights of rescission of mortgage loans by borrowers, class action lawsuits by borrowers, administrative enforcement actions, and civil and criminal liability. We use our quality assurance program to monitor compliance and, based upon assessments of our compliance staff, believe that we are in compliance with applicable rules and regulations in all material respects.

     Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated licensing requirements in additional states. We currently hold licenses or exemption certificates in thirty-five states. We do not have operations or significant loan activity in all of these states at this time. Our current operations and loan activity is primarily in California. California originations made up 59% of our total volume based on units. Other states that we originated more than 1% of our total volume based on units were Arizona (9%), Nevada (4%), Texas (3%), Tennessee (2%), Illinois (2%), and Louisiana, Missouri, Kansas, Connecticut, Georgia, Arkansas, Indiana, Massachusetts and Ohio (all 1%).

     Our lending activities are also subject to various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. We are not currently making loans subject to the Homeownership and Equity Protection Act of 1994. More specifically, we are subject to disclosure requirements under the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act is designed to provide consumers with uniform, understandable information relating to specify terms and conditions of loan and credit transactions and, by standardizing the form of information provided, facilitate comparisons among available credit options. The act also gives consumers the right to change their minds about a credit transaction by guaranteeing consumers a three-day right to cancel some credit transactions, such as loans of the type we originate. In addition, the Truth-in-Lending Act gives consumers the right to rescind the loan transaction if the lender fails to provide the required disclosures to the consumer. We are also required to comply with the Equal Credit Opportunity Act of 1994 and Regulation B promulgated thereunder, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act of 1975 and the Home Mortgage Disclosure Act of 1975. The Equal Credit Opportunity Act prohibits lenders from discriminating against an applicant for a loan on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B prohibits lenders from requesting some types of information from loan applicants. The Fair Credit Reporting Act requires lenders to supply applicants with information relating to the denial of any loan application. Beginning with loans originated in 1997, the Home Mortgage Disclosure Act requires that we file annual reports with HUD for collection and reporting of statistical data in loan transactions. The Real Estate Settlement Procedures Act mandates disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

     Ocean West Enterprises is highly regulated by government entities. The laws and regulations under which we operate are subject to change at any time. In addition, new laws or regulations may be added at any time. There can be no assurance that any change or addition of laws will not make compliance more difficult or more extensive, restrict ability to originate, broker, purchase or sell loans, further limit the amount of commissions, interest or other charges which may be earned, or otherwise adversely affect our business or prospects.

Employees

     Ocean West Enterprises has approximately 409 employees of which 335 are primarily employed in sales. Approximately 60 of such employees hold clerical positions. The remaining employees hold administrative positions and include Marshall Stewart, the Chief Executive Officer, and Daryl Meddings, Executive Vice President and the Chief Financial Officer.

Item 2.  Description of Property.

     Our headquarters are located at 15991 Redhill Avenue, Ste. 110 in Tustin, California. We lease approximately 13,160 square feet of office space under a lease the current term of which expires November 30, 2003. The two founding shareholders, Marshall Stewart and Daryl Meddings, personally guaranteed the lease. Rent is currently $17,955 per month plus overrides and increases annually beginning December 1, 1999 to $18,556 for the last year of the term. We have the right to renew the lease for one additional sixty-month term. During the renewal term, the rent will be adjusted to the then current market rate. We also have 106 branch offices. Our primary branch offices are located at: Ameribanc Mortgage of California, 2875 Moorpark Ave., Ste. 208, San Jose, CA 95128; Ocean West Funding, 23230 Chagrin Blvd., Ste. 235, Beachwood, OH 44122; Ocean West Funding, 25950 Acero, Ste. 310, Mission Viejo, CA 92691; Ocean West Funding, 15941 Red Hill Ave., Ste. 200, Tustin, CA 92780; Ocean West Funding, 15991 Red Hill Ave., Suite 110, Tustin, CA 92780; Ocean West Funding, 3975 Bradford Walk Trail, Buford, GA 30519; Ocean West Funding, 8787 State St., E. St. Louis, IL 62203; First Household Alliance, 6118 E. Florence Ave., Ste. C, Bell Gardens, CA 90201; Grupo Mex Financiero, 730 N. Eastern Ave. Ste. 120, Las Vegas, NV 89101; Ocean West Funding, 803 W. Watauga Ave., Johnson City, TN 37604; Ocean West Funding, 3245 Whitebrook Ste. 100, Memphis, TN 38118; Ocean West Funding, 293 Pinney St., Rochester, PA 15074; Ocean West Funding, 12510 W. 62 Terrace #105, Shawnee, KS 66216; Straight Line Mortgage, 17125 S.W. Boones Ferry Rd., Lake Oswego, OR 97071; Ocean West Funding, 12211 West Bell Road Ste. 203, Surprise, Arizona 85374; Ocean West Funding, 1525 E. 53 rd St. Ste. 423, Chicago, IL 60615; Ocean West Funding, 1215 Thomaston Ave, Ste. 5,6,7, Waterbury, CT 06704.

     The company also owns a single family dwelling located in Colton, California. The property was acquired through foreclosure and is carried at a value of $65,000 with a lien against in the approximately amount of $40,000. Management believes it will be possible to liquidate the property at little or no loss.

Item 3.  Legal Proceedings.

     Ocean West v. California Mortgage Loan, David R. Nickal & Sanjesh Prasaid
Sharma: On November 22, 2002, Ocean West filed a complaint against California Mortgage Loan in the Los Angeles Superior Court, Central District for (1) breach of contract; (2) common count; (3) negligent misrepresentation, and (4) intentional misrepresentation. In compliance with the broker agreement executed by California Mortgage Loan and Ocean West dated May 11, 1999, Ocean West withheld the commission payment on five loans due to previous mortgage loans that were either early payment default or misrepresented material facts. Ocean West counter-claimed for the repurchase demand of fourteen loans due to the early payment default or misrepresented material facts. Through arbitration, the complaint of California Mortgage Loan v. Ocean West was settled. Ocean West utilized the withheld commissions to offset the established deficiency on two loans. The cross-complaint of Ocean West v. California Mortgage Loan was settled pending that California Mortgage Loan cooperate and repurchase certain loans from Ocean West. California Mortgage Loan failed to comply with the arbitrated settlement agreement. As such, Ocean West was forced to reopen its cross-complaint. The defendants' responses to the reopened case are due in early January 2003.

     Ocean West v. Wilhems & Wilhems v. Ocean West: On April 11, 2002, Ocean West filed a complaint against Jeffery A. Wilhems, Marsee L. Wilhems and Progressive Home Loans (collectively referred to as "Wilhems") in the Orange County Superior Court, Central Justice Center, in Santa Ana, California for breach of contract, breach of fiduciary duty, fraud and deceit, and injunctive relief. J. Wilhems was the branch manager for Ocean West's Indiana branch. In his capacity as the branch manager for Ocean West, J. Wilhems was to oversee the mortgage loan production of said branch. Wilhems caused Ocean West an estimated $1.3 million in losses due to the early payment default loans and misrepresented material facts discovered. In addition, Wilhems entered into an employment contract with an Ocean West competitor during his employment with Ocean West, a breach of the branch manager agreement executed on September 1, 1999. J. Wilhems filed a cross-complaint alleging breach of contract, fraud, negligent misrepresentation and intentional interference with prospective economic advantage, accounting and injunctive relief. Ocean West filed a demurrer and prevailed on some of the causes of action. Ocean West and Wilhems completed their first set of discovery. Both parties are willing to mediate for a settlement. No mediation date has been scheduled.

     Wholesale Capital Corp. v. Ocean West & Ocean West v. Wholesale Capital
Corp.: On September 25, 2000, Wholesale Capital Corp. filed a complaint against Ocean West in the Riverside Superior Court, in Riverside, California for the commissions withheld by Ocean West in the amount of $18,939.00. In compliance with the broker agreement executed by Wholesale Capital Corp. and Ocean West Enterprises dated January 26, 1998, Ocean West withheld the commissions due to previous mortgage loans that were either an early payment default or misrepresented material facts. Ocean West counter-claimed for the repurchase demand of three loans due to early payment default and misrepresented material facts. Ocean West v. Wholesale Capital Corp. matter is in its discovery stage. Trial is scheduled for April 7, 2003. Both parties are willing to mediate for a settlement. No mediation date has been scheduled.

     Enterprise Investment v. Jeffery Wilhems & Ocean West: On April 12, 2002, Enterprise Investment filed a complaint against Jeffery Wilhems and Ocean West in Marion County, Indiana for breach of contract on two commercial leases. J. Wilhems entered into a contract without obtaining prior consent from Ocean West Enterprises and its officers. In accordance with the executed branch manager agreement between J. Wilhems and Ocean West Enterprises dated September 1, 1999,
J. Wilhems did not have the authority or capacity to enter into said commercial lease on behalf of Ocean West Enterprises. Only officers of Ocean West are allowed to enter into an oral or written contract on behalf of Ocean West. Plaintiff mitigated its damages on the larger lease. Plaintiff has orally informed Ocean West's counsel that Ocean West will be dismissed from this action after the admission from defendant Jeffery Wilhems.

Item 4.  Submission of Matters To a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended September 30, 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Ocean West Holding Corporation began trading on August 12, 2002 and is presently traded on the over-the-counter bulletin board (OTC BB) governed by the NASD. The Common Shares trade under the symbol OWHC and the warrants trade under the symbol OWHCW. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. There is no established public market for the securities.

     The following table sets forth the high and low bid quotations per share or warrant of the Company's registered securities during the

                                                                                     Common Stock
Six Month Period Ended September 30, 2002:            Common Shares                Purchase Warrants
-----------------------------------------             -------------                -----------------
                                                    High          Low              High          Low
                                                    ----          ---              ----          ---
Quarter Ended June 30, 2002                          N/A          N/A              N/A          N/A
Quarter Ended September 30, 2002                    $0.30        $0.15             none         none

     As of September 30, 2002 there were 1,182 holders of record of the Common Shares and 1,176 holders of record of the Common Stock Purchase Warrants.

     We did not pay any cash dividends on any common shares, but did pay dividends on the preferred shares. We do not intend on paying any dividends on common shares in the foreseeable future. In addition, our warehouse line providers restrict our ability to pay cash dividends. The decision to pay dividends on Common Shares will depend on our situation with regard to profitability, cash availability and credit line restrictions.

     Currently, we do not have any securities authorized for issuance under any equity compensation plans. There were no unregistered securities sold by Ocean West during the quarter ended September 30, 2002. However, the company did authorize for issuance 500 Preferred Shares to one entity for $500,000 to be designated Series M and to be issued upon the filing of a Certificate of Designation creating such series. There was no underwriter involved. The sale was to one entity and the company claims exemption for the sale as a private transaction under Section 4(2) of the Securities Act of 1933.

     Ocean West registered 5,247,676 Common Shares and 3,000,000 Common Stock Purchase Warrants on a registration statement (file number 333-86484) which became effective on August 12, 2002. On August 12, 2002 all of the warrants and 300,000 of the shares were sold to the underwriter, Monogenesis Corporation, most of which were distributed by Monogenesis to its shareholders as described in the registration statement. Ocean West received $13,104 for such shares and warrants which it used as working capital. Each warrant may be exercised by holders to purchase one Common Share at a price of $1.25 per share through June 12, 2003. No warrants have been exercised. The remaining shares registered represent the 3,000,000 Common Shares underlying the warrants and 1,965,776 shares held by security holders.

     The selling security holders are expected to offer their shares for sale from time to time (but not through Monogenesis). The offering price for the sale of selling shareholder shares until the shares were quoted on the OTC Bulletin Board was $1.70 per share. Ocean West does not know the amount, if any, of shares sold by selling shareholders.

     From August 12, 2002 to September 30, 2002, Ocean West has incurred $12,042 in expenses in connection with the issuance and distribution of the registered securities, including the shares and warrants received by Monogenesis and valued at $220,954. There are not any net offering proceeds to Ocean West at this time and will not be any unless a significant amount of the warrants are exercised.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

     As set forth in greater detail in the Footnote (1) to Ocean West's financial statements "Summary of Significant Accounting Policies", the company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the company has become obligated to convey the loan, thereby isolating the transferred assets from the company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

     Pursuant to SFAS No. 91, the company capitalizes its loan origination costs, including an amount of its payroll and related costs which are directly attributable to the credit origination process. The measurement of such capitalizable costs require the use of some judgments by management, as to the portion of such costs associated with credit origination and with other activities.

     Disclosure, pursuant to SFAS No. 107, is required of the fair value of financial instruments. However, since most of the company's financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

Results of Operations

     Our revenues are currently derived primarily from loan origination fees and net gain on the sale of mortgage loans. Two-thirds are from the sale of loans and one-third from fees generated in connection with such sales. Revenues generated from the sale of a loan vary based on loan type and size. Premiums paid can range from 1/8% to 5% of the loan amount with an average premium. Conventional conforming loans have lower premiums while government and Alternative A and Sub-Prime products have higher premiums. Fees received also vary depending on loan type and origination source and generally range from $495 to $995 per loan. For example, typically FHA refinances generate $495 in fees and conventional conforming loans generate $995 in fees.

     Real estate purchase transactions and therefore the mortgage banking industry are subject to seasonal trends. These trends generally reflect nationwide home sale patterns. Such sale typically peak in the spring and summers months while declining in the late fall and winter months. However, the refinance segment of the industry is less seasonal, changing instead as interest rates rise and fall.

     Ocean West Holding Corporation changed its year-end subsequent to March 31, 2002 from March 31 to September 30 effective in 2002. The reasons for the change were a reduction in auditing costs as fewer companies use a September 30 year-end and to aid in HUD reporting.

Six Month Period Ended September 30, 2002 Compared to Year Ended March 31, 2002 and Year Ended March 31, 2002

     During the six month period ended September 30, 2002, Ocean West Enterprises made 2,252 loans with an aggregate dollar value of approximately $366,435,891 compared to 4,269 loans with an aggregate dollar value of approximately $669,512,900 for fiscal year ended March 31, 2002 and 2,652 loans with an aggregate dollar value of approximately $449,113,000 for fiscal year ended March 31, 2001. Most of the loans originated were in principal amounts between $100,000 and $180,000.

     Net revenues from origination and/or sale of loans decreased 49% from $10.5 million for fiscal year ended March 31, 2002 and 37% from $8.5 million for fiscal year ended March 31,2001 respectively. However, revenues for the company actually increased 3% and 27% respectively over the previous two years if the earnings for the shortened year ended September 30, 2002 are annualized. As a percentage, total operating expenses were 97% of total revenues compared to 103% for the fiscal year ended March 31, 2002 and 107% for the fiscal year ended March 31 2001. Salary, wages and payroll taxes represented 49% of total revenues. This was a decrease as percentage of total revenues by 8% over fiscal years ended March 31, 2002 and 2001. As a percentage of total revenues, administrative expenses increased 1% compared to the fiscal year ended March 31, 2002 and decreased by 2% compared to fiscal year 2001. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. Salaries, wages and payroll taxes decreased as management implanted more technology into the company's origination process. Rent, insurance and related office expenses essentially remained the same. For the six month period ended September 30, 2002 as compared to fiscal year ended March 31, 2002, interest expense remained the same as a percentage of revenues at .004% of total revenues. This is down slightly from 008% from fiscal year ended March 31, 2001 as the cost of borrowing has continued to decrease due to lower interest rates.

     Ocean West had income from operations of $21,108 for the six month period ended September 30, 2002 compared to a loss of $278,872 from operations for the fiscal year ended March 31, 2002 and $549,380 for the fiscal year ended 2001. We had a net loss of $201,426 for the six month period ended September 30, 2002 compared to net losses of $284,494 and $514,459 for the fiscal years ended March 31, 2002 and 2001, respectively. However, the net loss for the six month period ended September 30, 2002 was due to a one-time stock and warrants compensation expense due to Ocean West moving from a private to a public company. If that expense is excluded, we had net income before taxes of $21,128.

Liquidity and Capital Resources

     Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on liquidity. The warehouse facilities limit the amount that may be advanced on each loan funded. Therefore, we must use our cash to fund the additional dollars needed to close escrow. The revenue is not recognized until the loan is sold. Thus, it is crucial that we monitor loan volume closely.

     Ocean West funds operations through a combination of borrowings and issuance of stock. From April 1, 2000 through September 30, 2002, we received proceeds of $335,000 from the issuance of 1,340 shares of Ocean West Enterprises common stock which were exchanged for 187,600 common shares of Ocean West, $1,057,505 from the issuance of Ocean West Enterprises and Ocean West preferred stock, redeemed $10,000 of common stock, redeemed $185,500 of preferred stock, converted 3,700 shares of preferred stock with a total stated value of $967,500 to common stock, issued 250,400 Class B common shares in connection with the exchange of shares of Ocean West Enterprises, converted 40,304 shares of Class B common stock to 40,304 shares of common stock, issued 388,800 Common Shares in connection with the distribution under the registration statement which became effective in August 2002 and received $10,104 in proceeds for such shares, and paid dividends on preferred stock of $471,873. Of the shares that were redeemed, $54,000 was redeemed in connection with a write off of a note receivable.

     In March of 2002, 3,700 shares of the outstanding preferred stock of Ocean West Enterprises were exchanged for 774,000 Common Shares of Ocean West based on the following formula: stated value divided by five with the result multiplied by four. Ocean West Enterprises also redeemed 15 shares of the preferred stock. The remaining 5,855 preferred shares were exchanged for 5,855 preferred shares of Ocean West. In September of 2002 the company approved for issuance 500 shares of Preferred Stock Series M at a price of $1,000 per share.

     Our primary need for operating capital is to fund mortgage loans upon closing prior to their eventual delivery to purchasers in the secondary market. We typically fund these loans through our warehouse lines of credit. We have one primary credit facility that will typically fund up to 98% of the price paid by the purchaser to a maximum of 100% of the note amount. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately twenty days during the six month period ended September 30, 2002.

     Our primary line of credit is with First Collateral Services. The line has a limit of $15,000,000. In the past, First Collateral allowed us to borrow to a maximum of $25,000,000, but as of January 2, 2002 is no longer allowing borrowing in excess of the limit. In addition, First Collateral has informed us that they will reduce the limits on the line of credit to $5,000,000 by April 2003. The line of credit expires on February 28, 2003. We are in violation of covenants relating to the line and First Collateral may terminate the line at any time. First Collateral has waived covenant violations through December 31, 2002. As of September 30, 2002, the outstanding balance on the line of credit with First Collateral Services was $18,304,412. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at a rate equal to the reference rate plus 2.5% and the rate on September 30, 2002 was 4.311%.

     Upon termination and demand under the line of credit, the interest rate on any unpaid amounts would be increased by 4% and we would be required to pay any expenses of collection incurred by the lender. The lender also could execute on the mortgage loans that are the collateral for the lines. We would be responsible for the difference between any amounts received by the lender upon the sale of the collateral loans and amounts sold under the line. Typically all of the fundings under the line are short-term and the lines would most likely be substantially repaid upon the sale of the mortgages in due course without incurring large amounts of additional interest.

     Ocean West also has a $5,000,000 warehouse line of credit with WarehouseOne Acceptance Company IV, LLC. As of September 30, 2002 the balance on the line was $1,794,220. This line also is a LIBOR based line and as of September 30, 2002 the rate was 4.80%. We are in violation of certain covenants and restrictions and we are currently working with WarehouseOne on obtaining a waiver. There is the possibility that we may lose the credit facility at any time, which would cause a considerable negative impact on the way we do business.

     At the present time, our liquidity resources are minimal. We are currently not in compliance and have not consistently met the HUD net worth requirements. We are also not in compliance with substantially all of the restrictive covenants of the primary credit facility. In addition, we frequently draw in excess of the maximum amount provided for in the agreement on the primary line of credit.

     HUD has not rescinded our certifications nor have the lenders declared us in default and covenant violations have been waived at times. If either HUD rescinded our certification or our primary lender declared us in default, we would not be able to operate as we are now operating and we may not be able to continue operations. At this time, management believes that we are able to fund current production levels, provided that we are able to maintain production levels sufficient to produce profits. At this time, with our current product mix and spreads, we believe a monthly volume of at least $27,000,000 is necessary to do that. We averaged approximately $29.5 million for the six month period ended September 30, 2002. These numbers reflect only fundings through the warehouse lines of credit and do not include loans that we broker to other companies.

     During its fiscal year 2000, Ocean West Enterprises converted amounts due under a line of credit it had with Union Bank of California to a term note. The amount due under the line at the time of conversion was $95,310. As of September 30, 2002, the remaining principal was $15,363. The note bears interest at 12% per annum and has a maturity date of February 2003. Payments in the amount of $3,165 are due monthly. The proceeds of the initial loan were used as operating capital.

     Ocean West Enterprises also had outstanding on September 30, 2002 a note payable to a related party. The note was in favor of Ron Meddings, a shareholder and the father of one of the controlling shareholders. As of September 30, 2002, the outstanding principal amount was $85,000 bearing interest at 12% per annum. It is due March 1, 2007 with interest only payable monthly until maturity. The proceeds of the notes were used for operating capital.

     Ocean West Enterprises also had outstanding at September 30, 2002 a note payable to Independent National Mortgage Corp. with outstanding principal of $41,374 on such date. The note bears interest at 8.375% per annum and is payable in monthly installments of $334 through August 2028. A Deed of Trust on property held by Ocean West Enterprises secures it.

     No capital leases were incurred during the six months year ended September 30, 2002. During fiscal year ended March 31, 2002, Ocean West Enterprises incurred capital lease obligations of $130,920 for new telephones and related equipment and computer equipment. None were incurred in fiscal year 2001.

     In the future, we hope to be able to increase capital and liquidity so that we can increase loan production. Management believes that, in the long-term, a development of a market in our stock should aid in increasing capital. Management intends to retain earnings for the foreseeable future to help increase liquidity and hopes that the share price will be high enough so that some of the 3,000,000 warrants distributed in the initial distribution are exercised. Future offerings are possible, although management does not currently have any specific offering plans.

     In the short term, management's goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. Management believes that an increase in net income will aid liquidity.

     Net cash used by operating activities for the six month period ended September 30, 2002 was $7,847,296 compared to net cash provided by operating activities of $8,307,135 and $398,801 for the fiscal years ended March 31, 2002 and 2001, respectively. The primary use of cash for the six month period ended September 30, 2002 was receivables for loans sold of $8,235,272. The primary sources of this cash provided in fiscal years 2002 and 2001 were mortgage loans held for sale and receivables from loans sold which were significantly larger than at the end of fiscal year 2001. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used in investing activities during the six month period ended September 30, 2002 was $ 111,094, which was used to purchase property and equipment in the amount of $61,489 and issuance of notes receivable in the amount of $49,605. Net cash used in investing activities during fiscal year ended March 31, 2002 was $20,505 which was used to purchase property and equipment of $55,146 offset by the collection of $34,641 in notes receivable. Net cash used in investing activities for fiscal 2002 was $40,377 and was attributable to purchases of property and equipment of $25,643 and issuance of notes receivable in the amount of $25,643.

     Net cash provided by financing activities for the six month period ended September 30, 2002 was $8,029,461 consisting primarily of borrowings under the warehouse line of credit of $7,612,802, proceeds from long-term debt (including notes payable to stockholders) of $613,135, proceeds from issuance of common stock of $10,104 and proceeds from the sale of warrants of $3,000. These items were offset by payments of $55,845 on long-term debt, $53,847 on capital leases and preferred stock dividends of $99,888. For fiscal year ended March 31, 2002 net cash used by financing activities was $8,639,858, also consisting primarily of borrowings under the warehouse lines of credit of $8,485,197 and including proceeds from the issuance of preferred stock of $300,000. These were offset by payments of $52,411 on long-term debt, $85,792 on capital leases, $110,500 for redemption of preferred stock, $195,958 of preferred stock dividends and $10,000 for redemption of common stock. Net cash used by financing activities for the 2001 fiscal year was $38,567 of which $504,358 was used primarily to repay the warehouse line of credit. Issuance of stock of $736,000 provided funds to offset the repayments. Additional funds of $76,453 were used to make payments on capital lease obligations and $176,027 was used to pay dividends on preferred stock.

     As of September 30, 2002, Ocean West Enterprises had net operating loss carryforwards for Federal income tax purposes of approximately $2,057,000 and, for state reporting purposes, of approximately $1,200,000, available to reduce future taxable income, portions of which expire on various dates through 2020.

Interest Rate Risks

     The uncertainty, which potentially has the single largest effect on the results of operations of Ocean West Enterprises, is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple
- as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower's needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

     Inflation has an impact on us because it typically has an impact on interest rates. As the threat of inflation becomes more of a concern, interest rates tend to rise. This result is based upon the perception that the FED will revise short-term interest rates to keep inflation in check. This concern ultimately affects interest rates.

     The primary market risks that we face are interest rate risks. Interest rate movements affect the interest expense on our warehouse lines of credit, the interest income earned on loans held for sale, the value of mortgages held for sale and the ultimate gain recognized on mortgage loans which are sold. In a high interest rate environment, borrower demands for mortgage loans, especially refinancing of existing mortgages, decline. Higher interest rates may also adversely affect the volume of mortgage loans. In a low interest rate market, typically one in which the interest rates have declined sufficiently to make refinancing for lower rates economical, we may incur early pay-off penalties when significant number of loans we originate are refinanced within the first six months of the loan being sold to an investor.

     We protect against interest rate risks to the extent we can by pre-selling most loans to investors prior to funding, locking in rates and returns. The method of locking in rates and returns varies from investor to investor. Some investors will commit to rates by telephone while others require written commitments via facsimile or e-mail. The investor responds with a commitment or trade number upon confirmation. At that point, the rate and purchase price for that loan are guaranteed for a definite period of time. We have the option with most investors to lock in rates for either a best efforts or mandatory delivery. A mandatory delivery brings the best price, typically 1/4 of 1% higher, but requires us to deliver the loan within the committed time frame. If we do not meet the deadline, we may have to pay a penalty, usually ranging from $300 to $1,000. The lock period that we give to the broker/borrower is typically a minimum of five days before the loan package needs to be delivered to the investor. The loan must be in "fundable" form when it is delivered to the investor. This means that both the credit and the collateral packages must be complete. If this is not the case, which happens rarely, the investor may re-price the loan. In such event, if the market has deteriorated, we have some interest rate risk.

     We also monitor and work to match the interest rates we charge on our loans to the interest rates on the warehouse line of credit used to fund the loan. Since the time period that the financing for any one loan is outstanding is short, typically ten to fifteen business days, the risk of a negative interest rate gap continuing for an extended period time is lessened. Upon sale of the loan, the interest rate risk shifts to the investor. In the past, management has at times used hedging strategies to lessen the risks arising out of rising and falling interest rates, but is not currently using hedging strategies due to the complexities involved in hedging and personnel needed to properly manage it.

Other Factors Relating to Forward-Looking Statements

     Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

Risk Factors Relating to Our Business and Our Industry

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

     . the Company's dependence on the warehouse line of credit, the limit on which is being reduced, and failure to comply with restrictive covenants relating to the line of credit;

     . the Company's need for additional funding sources so that its ability to originate and fund loans is not impaired; and

     . the Company's ability to compete with banks and other mortgage lenders that are significantly larger.

     We have incurred losses applicable to common shares of $3,557,129 since inception. We have incurred substantial net losses in last five years. We may continue to incur losses. Even if we do not have a loss, we have not had and may not have in the future sufficient earnings to meet HUD net worth requirements or achieve profitability. We did not consistently maintain the HUD net worth requirement in fiscal years 1998, 1999, 2000, 2001 and 2002. As of September 30, 2002, we had accumulated losses applicable to common shareholders of $3,557,129. For the six month period ended September 30, 2002 we had a net loss of $201,426 and for our fiscal years ending March 31, 2002, 2001 and 2000, we had net losses of $284,494, $514,459 and $1,152,028.

     We may not be able to continue our business as a going concern. Our significant, recurring operating losses, our failure to meet HUD minimum net worth requirements and our inability to obtain high enough limits on our credit facilities raise substantial doubts about our ability to continue our business as a going concern.

     We have not always been in compliance with all of HUD's regulations which means that HUD could prevent us from originating HUD insured loans which made up 24% of our loan volume for six month period ended September 30, 2002, 21% of our loan volume in fiscal year ended March 31, 2002 and 50% of our loans in fiscal year 2001. Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. The United States Department of Housing and Urban Development, commonly known as HUD, has approved us as a mortgagee in HUD programs. HUD insured loans comprised 24%, 21% and 50% of total loans we originated based on total dollar value during the six month period ended September 30, 2002 and the years ended March 31, 2002 and 2001, respectively. Among other consequences, the failure to comply with HUD regulations could prevent us from reselling our mortgage loans or restrict our ability to service mortgage loans should we choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions, any of which could have a material adverse effect on our operations and financial condition.

     If we are unable to maintain adequate funding sources, our ability to originate and fund loans will be impaired. Our ability to originate and purchase mortgage loans depends to a large extent upon our ability to secure financing upon acceptable terms to fund and hold the mortgage loans until sold. We currently fund all but a few of the mortgage loans we purchase and originate through credit facilities with commercial banks and financial institutions collateralized by loan purchase agreements. On rare occasions, we fund loans out of cash flow without using our credit facilities. These agreements are generally terminable at will by party and must be renewed each year. Our borrowings are in turn repaid with proceeds received when mortgage loans are sold. We currently rely on First Collateral Services to provide our primary credit facilities for our loan originations and purchases. First Collateral has informed us that it is reducing our borrowing limits. Any failure to renew or obtain adequate funding under our financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on our business, results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail our mortgage loan origination and purchase activities, which could have a material adverse effect on our operations and financial condition.

     We are not in compliance with restrictive covenants imposed by either warehouse lender and they could demand repayment at any time. At times, we have drawn funds in excess of the amount allowable on our line of credit with First Collateral Services, although the lender has notified us that it will no longer lend in excess of the limits and that it is reducing the limit to $5,000,000 by April 2003. The outstanding balance on that line of credit on September 30, 2002 was $18,304,412. In addition, substantially all of the restrictive covenants on such line were not satisfied. The lender waived the violations through December 31, 2002. The lender also extended the maturity date of the line to February 28, 2003. Currently, we are out of compliance with such covenants. We may not be able to get waivers for these or future violations. The lender can demand full repayment of the overdrawn amount on the entire outstanding balance at any time so long as we are not in compliance with restrictive covenants in the credit facility and the lender has not waived compliance. We would not have the funds available to satisfy such a demand. The lender could seize the mortgage loans that are collateral for the line of credit and proceed against our assets and the guarantors of the line of credit. In addition, if the demand for payment were not satisfied, the interest rate would be increased by 4% and we would be required to pay all costs incurred by the lender in collecting amounts due. Ocean West also has a $5,000,000 warehouse line of credit with WarehouseOne Acceptance Company IV, LLC. The balance on this line as of September 30, 2002 was $1,794,220. This line also is a LIBOR based line and as of September 30, 2002 the rate was 4.80%. We are in violation of certain covenants and restrictions and we are currently working with WarehouseOne on obtaining a waiver. There is the possibility that we may lose the credit facility at any time, which would cause a considerable negative impact on the way we do business.

     General economic conditions may adversely affect our business. Economic conditions affect the overall level of activity in the mortgage business. The decision to buy, sell or refinance a residence is affected by such economic conditions as the overall growth or decline of the economy, the level of consumer confidence, real estate values, interest rates and investment returns expected by the financial community. These conditions can affect the number and size of mortgage loans of the types we typically originate and make these mortgage loans less attractive to borrowers or to investors in the mortgages. In addition, a decline in real estate values will have an adverse effect on the loan-to-value ratios for the related mortgage loans, weakening the collateral coverage and resulting in greater exposure in the event of a default. This greater exposure to default could make it more difficult for us to obtain interim financing for mortgage loans we originate or purchase or decrease the availability of purchasers of such mortgage loans.

     We are likely to originate and sell fewer mortgage loans if interest rates rise. In periods of rising interest rates, historically the demand for mortgage loans has declined which could result in lower revenues for us. The refinancing segment of the mortgage business is usually the first segment affected. The reason is that as interest rates rise, the costs of refinancing outweigh any interest rate saving eliminating those who are refinancing solely to reduce their interest rate. For the six month period ended September 30, 2002, refinance loans made up approximately 59% in total dollar volume of our loans. Rising interest rates also affect the purchase segment of the mortgage business. As interest rates increase, payment amounts rise decreasing the number of potential borrowers who feel they can afford the payments and who qualify for the mortgages.

     Interest rate fluctuations can affect the profitability of our mortgage loans. Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us. When we purchase or originate a loan, we usually have a commitment from a third party to purchase that loan. Generally, we fund the loan using borrowings from our lines of credit that are limited to specific uses and are known as warehouse lines of credit. The warehouse line of credit is repaid upon the sale of the warehoused loans. Before we sell the mortgage loan, we are entitled to receive interest income on the loan from the borrower and we simultaneously pay interest expense to the institution providing the warehouse line of credit. The interest rate we receive during this period and the interest rate we pay are usually different. The profitability of the loan is affected by this difference and fluctuations in interest rates before the mortgage loan is sold. Although we generally have a commitment to sell the mortgage loan before we commit to fund the mortgage loan, there are situations in which we bear a risk of changes in interest rates prior to the mortgage loan being sold. In particular, if interest rates increase during the time before we sell an uncommitted mortgage loan but after we have funded the mortgage loan, we could be required to sell the principal of the mortgage loan for less than we funded, thereby decreasing the mortgage loan's profitability or incurring a loss on the mortgage loan's sale.

     Payments for mortgage loan servicing rights may be less in times of stable or declining interest rates. The prices we receive upon the sale of mortgage loans and servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolios of mortgage servicing rights being sold. Interest rate changes can also affect the profitability of the sale of mortgage loan servicing rights to a third party. Purchasers of mortgage loan servicing rights analyze a variety of factors to determine the purchase price they are willing to pay, including the prepayment sensitivity of servicing rights. Because of the increased likelihood of prepayment of loans in periods of declining interest rates, the price of mortgage loan servicing rights related to higher rate mortgage loans may be less than in times of stable or increasing interest rates, which could adversely affect our operations and financial condition.

     We do not have significant servicing rights income to offset some of the effect of an economic downturn. Mortgage companies often offset some of the effects of an economic downturn caused by high interest rates through fees received for servicing mortgages. Currently, mortgage servicers receive a minimum of one quarter of one percent of the outstanding mortgage loan balance per annum for services rendered and consequently have a continuing revenue stream during periods when the volume of new originations slows. However, we sell the servicing rights on more than 99% of the mortgage loans we originate or purchase. Because we are not servicing a large portfolio of mortgage loans, we must rely upon the generation or purchase of mortgage loans for revenues. This makes us more vulnerable to changes in the economic cycle and general economic health in the geographic area or areas in which we operate.

     We depend in part on wholesale brokers that are not under our control to generate loans. If we are not successful in maintaining or expanding our broker network, our loan volume and therefore our revenues could decline significantly. During the six month period ended September 30, 2002, wholesale brokers originated approximately 24% of the mortgage loans closed or purchased by us based on total dollar value. Our employees originated the remainder of our loans. None of these brokers are contractually obligated to do business with us and, in fact, the brokers also have relationships with our competitors who actively compete with us in efforts to expand broker relationships.

     We must depend on brokers to be accurate in their representations regarding compliance and loan quality and may incur losses if representations are inaccurate. In addition to depending on brokers to generate mortgage loans, we depend on brokers to be accurate in their representations and warranties regarding compliance with regulations and the quality of the loans to be funded. During 1997, we suffered losses due to broker fraud predominantly with respect to two loans. Primarily due to the misrepresentations made by brokers on two loans, the values of each of the properties securing the loans were overstated by approximately $100,000. In addition, the assets and employment status of each of the two borrowers appear to have been misrepresented. We estimate that these misrepresentations cost us approximately $400,000. In order to address this situation, we restructured our pre-funding quality control procedures. Shortly after the change in procedures, our loan volume generated through brokers decreased causing additional losses.

     We depend on programs that purchase and guarantee loans. Generally, the institutional investors that purchase mortgage loans that we originate generate funds by selling mortgage-backed securities. This funding mechanism is largely dependent upon the continuation of programs administered by national government-sponsored mortgage entities, such as Freddie Mac, Fannie Mae and Ginnie Mae, which provide the context for, and facilitate the issuance of, such securities. We also sell a small portion of our loans, less than 1%, directly to Fannie Mae. Although we are not aware of any proposed changes in these programs, the discontinuation of, or a significant reduction in, the operations of such programs could have a material adverse effect on our operations. In addition, the sponsor may change the mortgage loan products eligible for these programs from time to time. Changes could affect the profitability of specific types of mortgage loan products by changing the administrative costs of purchasing or originating the mortgage loans or other aspects of the programs.

     Our competitors in the mortgage banking industry are often larger making it more difficult for us to compete successfully. We face strong competition in originating, purchasing and selling mortgage loans and related mortgage servicing rights. Our competition is principally from savings and loan associations, other mortgage companies, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. We compete with these entities by striving to provide timely service to mortgage brokers and borrowers and develop competitive products. Many of these institutions have greater financial resources than we do and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans that we are able to originate and purchase. If we are unable to compete effectively, our operations and financial condition could be materially and adversely affected.

     Real property with environmental problems securing our loans may cause us to incur liability. In the course of our business, we sometimes acquire residential real estate that served as collateral for loans that are in default. It is possible that hazardous substances or waste, contaminants or pollutants could be present on such properties and not discovered until after we have taken possession. In such event, we might be required to remove such substances from the affected properties at our expense. The cost of such removal could substantially exceed the value of the affected properties or the loans secured by such properties. There can be no assurance that we would have adequate remedies against the prior owners or other responsible parties, or that we would not find it difficult or impossible to sell the affected real properties either prior to or following such removal. These costs could have a material adverse effect on our operations and financial condition.

     Most of our assets are pledged to secure debt leaving few if any assets that might be distributed to shareholders in liquidation. Due to our financing needs, with the occasional exception of loans funded by us, all of our mortgage assets will be used to secure purchase agreements, bank borrowings or other credit arrangements for at least the near future. We hope to be able to fund more loans ourselves at some point in the future, but may never be able to do so on a significant scale. At most times, our debt under the line of credit is approximately equal to the value of our mortgage loan assets. Therefore, such mortgage assets would not be distributed to stockholders in the event of liquidation, except to the extent that the market value of the assets exceeds amounts due our creditors. The market value of the mortgage assets will fluctuate as a result of market factors such as interest rates and prepayment rates as well as the supply of, and demand for, such mortgage assets. In the event of the bankruptcy of a counter-party with whom we have an agreement, we might experience difficulty recovering our pledged mortgage assets, which may adversely affect our operations and financial condition.

     We could be required to sell mortgage assets under adverse market conditions. If we are not able to renew or replace credit facilities as they come up for renewal, we could be required to sell mortgage assets under adverse market conditions and, as a result, could incur permanent capital losses. A sharp rise in interest rates or increasing market concern about the value or liquidity of mortgage assets in which we have a significant investment will reduce the market value of the mortgage assets, which would likely cause lenders to require additional collateral. A number of such factors in combination may cause difficulties for us including a possible liquidation of a major portion of our mortgage assets at disadvantageous prices with consequent losses, which would have a material adverse effect on our financial status and could render us insolvent. Additionally, although we intend generally to sell our mortgage assets within ninety days or less of generation or purchase because such assets will be pledged under financing agreements, our ability to sell mortgage assets to obtain cash will be greatly limited. Our inability to sell such assets could have a material adverse effect on our operations and financial condition.

     We may need additional equity financing, which may or may not be available, to expand our business and to reduce our interest costs. Our primary operating cash requirement is the funding or payment of interest expense incurred on borrowings. We also must fund general operating and administrative expenses and from time to time capital expenditures. We currently fund these cash requirements primarily through our lines of credit and the sale of loans. Management's plan is to decrease our reliance on the lines of credit and increase the volume of loan sales. Our ability to implement this business strategy will depend upon our ability to increase stockholders' equity thereby establishing a reserve, which may be used to fund loans. There can be no assurance that we will be able to raise additional equity on favorable terms. We cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, our growth. If we were unable to raise such additional capital, our ability to expand and our results of operations and financial condition could be adversely affected.

     Defaults in mortgage loans or characteristics of property securing the mortgages may adversely affect our ability to sustain the volume of mortgages. We fund mortgage loans by drawing on our line of credit, then as soon as possible and typically within fifteen days, sell the loan in the secondary market. We use the proceeds of the sale of a loan to repay the amount borrowed to fund that loan. Thus, the composition of mortgage loans we hold changes from day to day. There are also loans that for one reason or another we do not sell, but hold. This is rare, but does happen from time to time. During the time we hold any mortgage loans, we are subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance, such as those occurring from earthquakes or floods. In the event of a default on any mortgage loan we hold, we will bear the risk of loss of principal to the extent that the value of the secured property and any payments from an insurer or guarantor are less than the amount owed on the mortgage loan and the costs of realizing on the collateral. Any loans in default will also cease to be eligible collateral for our borrowings, which means we will have to finance the loan out of other funds until it is ultimately liquidated. Although we intend to establish reserves in amounts we believe are adequate to cover these risks, there can be no assurance that any such reserves will be sufficient to offset losses on mortgage loans in the future. Even assuming that properties securing mortgage loans we hold provide adequate security for such mortgage loans, there will likely be delays, which could be substantial, in prosecuting foreclosures. State and local statutes and rules may delay or prevent foreclosure on, or sale of, the mortgaged property and may limit revenues in which case proceeds we receive may not be sufficient to repay all amounts due on the related mortgage loan. Some properties that collateralize our mortgage loans may have unique characteristics or may be subject to seasonal factors that could materially prolong the time period required to resell the property.

     Real estate is illiquid and its value is dependent on conditions beyond our control. The fair market value of the real property underlying any mortgage we acquire may decrease. The value is largely dependent on factors beyond our control and may be affected by adverse changes in national or local economic conditions. The value may also be affected by the need to comply with environmental laws or the ongoing need for capital improvements, particularly in older structures. National disasters could result in unusual loss, as could adverse changes in zoning laws and other factors that are beyond our control.

     We are liable for representations and warranties made to purchasers and insurers. In the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans and the related mortgage servicing rights regarding compliance with laws, regulations and program standards. In broker-generated loans, we generally receive similar representations and warranties from the brokers from whom we purchase the loans. If any of these representations and warranties is inaccurate, we may be required to repurchase the corresponding mortgage loans and/or may be liable for damages. Although we were not required to repurchase any loans during the last year, for the two previous years, we were required to repurchase one loan each year. Prior to that, we typically were required to repurchase two to three loans each year. These loans averaged approximately $165,000. In some cases, a portion of the costs of a repurchase are covered by our errors and omissions insurance. Some or all of the costs are also often recovered upon the sale of the collateral for the loan or by ultimate repayment. There can be no assurances that we will not experience greater losses in the future.

     Mortgage loans are subject to significant government regulation. Federal, state and local governmental authorities also regulate our activities as a lender. The Truth in Lending Act, and Regulation Z promulgated thereunder, mandate that mortgage lenders meet requirements designed to provide consumers with uniform, understandable information on the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances in which the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act require us to file an annual report with HUD.

     Our business is concentrated in the Southern California area. Based on the number of loans funded, 59% of our mortgage loan originations and purchases are typically secured by property in the Southern California area. Although we are working to diversify our holdings, there is no assurance that we will be successful in entering any other markets. Even if we do expand to new markets, there is no assurance that we will be able to generate revenues exceeding the costs associated with activities in the new markets or that the business activity in those new markets will match that achieved in the Southern California area. Whether or not we enter into new geographic markets, general trends in the economy and the real estate market in the Southern California area will significantly affect our results of operations and financial condition for the foreseeable future.

     We are dependent on the services of key personnel. Our business is substantially dependent on the efforts of Marshall Stewart, our President, and Daryl Meddings, our Executive Vice President and Chief Financial Officer. We have entered into employment agreements with both of them, which are described in the "Management" section of this prospectus. However, under the employment agreements either of them may terminate employment on thirty days notice. Loss of either of their services could have a material adverse effect on our operations.

     Marshall Stewart and Daryl Meddings control the company. Ocean West has four classes of stock authorized in its Certificate of Incorporation and currently has three classes of voting stock that are issued and outstanding. Although each holder of Common Shares, Class B Common Shares and currently outstanding Preferred Shares is entitled to one vote for each share of stock held, the holders of Class B Common Shares are entitled to elect 75% of the members of the board of directors of Ocean West which is presently two members out of three. Holders of Common Shares and currently outstanding Preferred Shares, together with holders of Class D Common Shares and any additional series of voting Preferred Shares which are created, are only entitled to elect 25% of the members of the board of directors, presently one member. Thus, holders of Class B Common Shares will control the board of directors and, therefore, Ocean West. Mark Stewart and Daryl Meddings, the founders of Ocean West Enterprises, together own 100% of the issued and outstanding Class B Common Shares and will, therefore, control votes by holders of Class B Common Shares. In addition, they own 72% of the issued and outstanding Common Shares and will therefore also elect the remaining director so long as they hold more than 50% of the number of issued and outstanding Common Shares. On all matters other than the election of directors, Mark Stewart and Daryl Meddings together control 73% of the issued and outstanding shares of voting stock of Ocean West and therefore will control the company.

     No payment of dividends on Common Shares is expected in the near future. Ocean West recently became active and has not paid dividends. Presently, the only significant source of earnings out of which to pay dividends are dividends from its subsidiary, Ocean West Enterprises. Ocean West Enterprises has not historically paid dividends to its common shareholders, although it has paid dividends on outstanding preferred stock. Ocean West will be required to pay dividends on all currently issued classes of Preferred Shares. Dividends on Series C shares are 12% per annum or $12 per share and based on $100,000 in investment total $12,000 per year. Dividends on Series E shares are 18% per annum or $45 per share and based on $170,000 in investment total $30,600 per year. Dividends on Series F shares are 14% per annum or $14 per share and based on $105,000 in investment total $14,700 per year. Dividends on Series G shares are 24% per annum or $24 per share and based on $200,000 in investment total $48,000 per year. Dividends on Series I shares are 15% per annum or $15 per share and based on $12,500 in investment total $1,875 per year. Dividends on Series L shares are 12% per annum or $120 per share and based on $1,000,000 in investment total $120,000 per year. Dividends on Series M shares will be 12% per annum or $120 per share and based on $500,000 in investment total $60,000 per year. Dividends total $287,175 annually assuming no changes in outstanding preferred stock. Ocean West has no present plans to institute a policy of declaring dividends on other than Preferred Shares. In the foreseeable future, our capital requirements will likely consume all operating profits and other available cash. There is no guarantee that Ocean West Enterprises, and therefore Ocean West, will pay dividends in the future or will pay dividends in excess of those owed on the Preferred Shares.

     We have issued and may issue additional Preferred Shares which have preferences over Common Shares. Ocean West's Certificate of Incorporation authorizes the issuance of Preferred Shares with designations, rights and preferences as determined from time to time by its Board of Directors. Currently, Ocean West (with the issuance of the Series M shares) will be 6,355 Preferred Shares of six series outstanding. The Board of Directors is empowered, without shareholder approval, to issue additional series of Preferred Shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the rights of the holders of Common Shares. The voting rights of any Preferred Shares, however, are limited by the Certificate of Incorporation and cannot exceed the voting rights of any Common Shares. The issuance of preferred shares can be used as a method of discouraging, delaying or preventing a change of control of Ocean West.

     Future sales of shares by substantial shareholders may adversely affect the price of shares. Assuming the exercise of all warrants, 5,247,676 shares are registered and available for public sale. The remaining outstanding common shares, including the 210,096 Class B Common Shares, which may be converted to Common Shares, numbering 3,547,524, are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933. The restricted shares constitute approximately 40% of the issued and outstanding common shares including shares that would be issued upon the exercise of the warrants and conversion of the Class B Common Shares. Sales of securities by affiliates of Ocean West may also be subject to Rule 144 resale limitations. Rule 144 provides a safe harbor from registration requirements for some sales of restricted securities or securities held by affiliates. Currently, Mark Stewart, Daryl Meddings and Agape Foundation Trust hold all of the restricted Common Shares. In general, under Rule 144, if adequate public information on Ocean West is available, beginning ninety days after the date of this prospectus, a person who has satisfied a one year holding period may sell, during any three month period, up to the greater of 1% of the then outstanding Common Shares or the average weekly trading volume during the four calendar weeks prior to such sale. Sales under Rule 144 are also subject to restrictions relating to manner of sale and notice. Sales of restricted securities by a person who is not an affiliate of Ocean West under the Securities Act and who has satisfied a two year holding period may be made without regard to volume limitations, notice or other requirements of Rule 144. Management is unable to predict the effect that sales made pursuant to Rule 144 or other exemptions under the 1933 Act may have on the prevailing market price of the registered Common Shares, or when such sales may begin under Rule 144.

Item 7.     Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ocean West Holding
Corporation and Subsidiary
Tustin, California

     We have audited the consolidated balance sheets of Ocean West Holding Corporation and Subsidiary (the "Company") as of September 30, 2002 and March 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six-month period ended September 30, 2002 and years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, is not in compliance with the net capital requirements of the U.S. Department of Housing and Urban Development and other regulatory agencies, and is not in compliance with the covenants under its warehouse lines of credit, all factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consoldiated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In our opinion, the consoldiated financial statements referred to above presently fairly, in all material respects, the financial position of Ocean West Holding Corporation and Subsidiary as of September 30, 2002 and March 31, 2002, and the results of its operations and its cash flows for the six-month period ended September 30, 2002 and the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
December 17, 2002

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              September 30,           March 31,
                                                  2002                  2002
                                             ---------------       -------------
Current assets:
Cash and cash equivalents                    $     187,862         $     116,791
Restricted cash                                    116,477               108,847
Receivable from loans sold                      19,319,204            11,083,932
Mortgage loans held for sale                     1,616,812             1,661,484
Stock subscription receivable                      500,000                    --
Due from related party                              49,605                    --
Prepaid and other current assets                   444,068               320,762
                                             -------------         -------------

Total current assets                            22,234,028            13,291,816
                                             -------------         -------------

Property and equipment, net                        372,058               398,720
                                             -------------         -------------

Other assets:
Originated mortgage servicing rights                37,393                40,919
Property held for sale                              65,144                65,144
Deposits                                            22,548                29,275
                                             -------------         -------------

Total other assets                                 125,085               135,338
                                             -------------         -------------

                                             $  22,731,171         $  13,825,874
                                             =============         =============

See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 September 30,            March 31,
                                                                                     2002                   2002
                                                                                ---------------         -------------
Current liabilities:
Accounts payable and accrued expenses                                           $     1,580,326         $   1,186,539
Client trust payable                                                                    116,477               108,956
Current maturities of long-term debt                                                    125,705                33,220
Current maturities of capital lease obligations                                          83,108               101,623
Current maturities of notes payable - stockholders                                          443                    --
Warehouse lines of credit                                                            20,016,846            12,404,044
                                                                                ---------------         -------------
Total current liabilities                                                            21,922,905            13,834,382

Long-term liabilities:
Long-term debt, less current maturities                                                 124,577               127,174
Capital lease obligations, less current maturities                                       11,453                46,785
Accrued expenses                                                                         60,000               105,000
Amount due to related party                                                              15,000                15,000
Notes payable - stockholders, less current maturities                                   466,959                    --
                                                                                ---------------         -------------
Total liabilities                                                                    22,600,894            14,128,341
                                                                                ---------------         -------------

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding                                           100,000               100,000
Series D, no shares issued and outstanding                                                   --                    --
Series E, 680 shares issued and outstanding                                             170,000               170,000
Series F, 1,050 shares issued and outstanding                                           105,000               105,000
Series G, 2,000 shares issued and outstanding                                           200,000               200,000
Series I, 125 shares issued and outstanding                                              12,500                12,500
Series K, no shares issued and outstanding                                                   --                    --
Series L, 1,000 shares issued and outstanding                                         1,000,000             1,000,000
Series M, 5,000 shares authorized, 500 shares issued and outstanding                          5                    --
Class B common stock; $0.01 par value, 5,000,000 authorized, 598,892
shares issued and outstanding                                                             2,101                 2,101
Class D common stock; $0.01 par value, 600,000 shares authorized, none
issued and outstanding                                                                       --                    --
Common stock, $0.01 par value; 30,000,000 shares authorized; 5,585,104 and
5,196,304 shares issued and outstanding, respectively                                 1,367,635             1,363,747
Additional paid-in capital                                                              730,165                    --
Accumulated deficit                                                                  (3,557,129)           (3,255,815)
                                                                                ---------------         -------------

Total stockholders' equity (deficit)                                                    130,277              (302,467)
                                                                                ---------------         -------------

                                                                                $    22,731,171         $  13,825,874
                                                                                ===============         =============


See accompanying independent auditor's reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Six months
                                                                  ended                     Years ended
                                                              September 30,                  March 31,
                                                                                ---------------------------------
                                                                  2002                2002               2001
                                                             --------------     ---------------    --------------
Revenues:
    Revenue from origination and sale of mortgage
    loans, net                                               $    5,430,917     $    10,549,324    $    8,523,153
                                                             --------------     ---------------    --------------

Operating expenses:
    Interest expense                                                 23,352              46,600            69,506
    Other general and administrative expenses                     2,566,021           4,794,455         4,151,190
    Salaries and wages                                            2,483,760           5,272,014         4,345,635
    Payroll taxes                                                   336,676             715,127           506,202
                                                             --------------     ---------------    --------------
    Total operating expenses                                      5,409,809          10,828,196         9,072,533
                                                             --------------     ---------------    --------------

Income (loss) from operations                                        21,108            (278,872)         (549,380)
                                                             --------------     ---------------    --------------

Other income:
    Stock issuance expense                                         (220,954)                 --                --
    Interest and other                                                   20              (4,022)           34,921
                                                             --------------     ---------------    --------------
    Total other income                                             (220,934)             (4,022)           34,921
                                                             --------------     ---------------    --------------

Loss before provision for income taxes                             (199,826)           (282,894)         (514,459)

Provision for income taxes                                            1,600               1,600                --
                                                             --------------     ---------------    --------------

Net loss                                                           (201,426)           (284,494)         (514,459)

Dividends on preferred shares                                       (99,888)           (195,948)         (176,027)
                                                             --------------     ---------------    --------------

Net income (loss) applicable to common
    stockholders                                             $     (301,314)    $      (480,442)   $     (690,486)
                                                             ==============     ===============    ==============

Net loss available to common stockholders
    per common share - basic and dilutive:
    Income loss per common share                             $        (0.06)    $         (0.11)   $        (0.16)
                                                             ==============     ===============    ==============

    Weighted average common share outstanding -
    basic and dilutive                                            5,300,409           4,414,112         4,376,540
                                                             ==============     ===============    ==============


    See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                      Preferred stock
                                                                                      ---------------
                                                                   Series C               Series D              Series E
                                                               Shares     Amount      Shares     Amount     Shares     Amount
                                                               ------     ------      ------     ------     ------     ------
Balance at April 1, 2000                                       1,000     $ 100,000    1,500     $ 600,000   1,200     $ 300,000
Redemption of Series L preferred stock for cash
Redemption of Series L preferred stock at $0 redemption
  price in connection with note receivable write-off
Issuance of Series L preferred stock
Conversion of notes payable to Series L preferred stock
Common stock issued in April 2000 for subscription
Issuance of common stock in April 2000
Dividends on preferred stock
Net loss for the year ended March 31, 2001                     -----     ---------   ------     ---------   -----     ---------
Balance at March 31, 2001                                      1,000       100,000    1,500       600,000   1,200       300,000
Redemption of Series L preferred stock for cash
Dividends on preferred stock
Issuance of Series L preferred stock for cash
Issuance of Class B common stock
Conversion of Class B common stock to common stock
Redemption of common stock for cash
Conversion of preferred stock to common stock                                        (1,500)     (600,000)   (520)     (130,000)
Net income for the year ended March 31, 2002                   -----     ---------   ------     ----------  -----     ---------
Balance at March 31, 2002                                      1,000       100,000       --            --     680       170,000
Series M preferred stock subscribed
Dividends on preferred stock
Issuance of common stock
Issuance of warrants
Net loss for the six-month period ended
  September 30, 2002
                                                               -----     ---------   ------     ---------   -----     ---------
Balance at September 30, 2002                                  1,000     $ 100,000       --     $      --     680     $ 170,000
                                                               =====     =========   ======     =========   =====     =========

See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND YEARS ENDED MARCH 31, 2002 AND
                                      2001

                                                                                      Preferred stock
                                                                                      ---------------
                                                                  Series F                Series G                Series I
                                                             Shares      Amount      Shares      Amount      Shares       Amount
                                                           ----------  ----------  ----------  ----------  ----------  ------------
Balance at April 1, 2000                                        1,250  $  125,000       2,000  $  200,000         550  $     55,000
Redemption of Series L preferred stock for cash
Redemption of Series L preferred stock at $0 redemption
   price in connection with note receivable write-off
Issuance of Series L preferred stock
Conversion of notes payable to Series L preferred stock
Common stock issued in April 2000 for subscription
Issuance of common stock in April 2000
Dividends on preferred stock
Net loss for the year ended March 31, 2001                 ----------  ----------  ----------  ----------  ----------  ------------
Balance at March 31, 2001                                       1,250     125,000       2,000     200,000         550        55,000
Redemption of Series L preferred stock for cash
Dividends on preferred stock
Issuance of Series L preferred stock for cash
Issuance of Class B common stock
Conversion of Class B common stock to common stock
Redemption of common stock for cash
Conversion of preferred stock to common stock                    (200)    (20,000)                               (425)      (42,500)
Net income for the year ended March 31, 2002               ----------  ----------  ----------  ----------  ----------  ------------
Balance at March 31, 2002                                       1,050     105,000       2,000     200,000         125        12,500
Series M preferred stock subscribed
Dividends on preferred stock
Issuance of common stock
Issuance of warrants
Net loss for the six-month period ended
   September 30, 2002                                      ----------  ----------  ----------  ----------  ----------  ------------
Balance at September 30, 2002                                   1,050  $  105,000       2,000  $  200,000         125  $     12,500
                                                           ==========  ==========  ==========  ==========  ==========  ============

See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                    AND YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                     Preferred stock
                                                                                     ---------------
                                                                   Series K                Series L                  Series M
                                                              Shares      Amount     Shares        Amount       Shares      Amount
                                                              ------      ------     ------        ------       ------      -------
Balance at April 1, 2000                                       1,000     $ 120,000      183      $  183,000         --      $    --
Redemption of Series L preferred stock for cash                                          (6)         (6,000)
Redemption of Series L preferred stock at $0 redemption
   price in connection with note receivable write-off                                   (54)        (54,000)
Issuance of Series L preferred stock                                                    521         521,000
Conversion of notes payable to Series L preferred stock                                 237         236,500
Common stock issued in April 2000 for subscription
Issuance of common stock in April 2000
Dividends on preferred stock
Net loss for the year ended March 31, 2001                    ------     ---------   ------      ----------     ------      -------
Balance at March 31, 2001                                      1,000       120,000      881         880,500         --           --
Redemption of Series L preferred stock for cash                                        (126)       (125,500)
Dividends on preferred stock
Issuance of Series L preferred stock for cash                                           300         300,000
Issuance of Class B common stock
Conversion of Class B common stock to common stock
Redemption of common stock for cash
Conversion of preferred stock to common stock                 (1,000)     (120,000)     (55)        (55,000)
Net income for the year ended March 31, 2002                  ------     ---------   ------      ----------     ------      -------
Balance at March 31, 2002                                         --            --    1,000       1,000,000         --           --
Series M preferred stock subscribed                                                                                500            5
Dividends on preferred stock
Issuance of common stock
Issuance of warrants
Net loss for the six-month period ended
   September 30, 2002                                         ------     ---------   ------      ----------     ------      -------
Balance at September 30, 2002                                     --     $      --    1,000      $1,000,000        500      $     5
                                                              ======     =========   ======      ==========     ======      =======

See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND YEARS ENDED MARCH 31, 2002
                                    AND 2001

                                                              Class B                                            Common stock
                                                              -------
                                                            common stock              Common stock                Subscribed
                                                         Shares       Amount       Shares        Amount      Shares        Amount
                                                      -----------  -----------  -----------   -----------  -----------  -----------
Balance at April 1, 2000                                       --  $        --    4,200,000   $    73,348          480  $   120,000
Redemption of Series L preferred stock for cash
Redemption of Series L preferred stock at $0
 redemption price in connection with note receivable
 write-off
Issuance of Series L preferred stock
Conversion of notes payable to Series L preferred
 stock
Common stock issued in April 2000 for subscription                                   67,200       120,000         (480)    (120,000)
Issuance of common stock in April 2000                                              120,400       215,000
Dividends on preferred stock
Net loss for the year ended March 31, 2001
                                                      -----------  -----------  -----------   -----------  -----------  -----------
Balance at March 31, 2001                                      --           --    4,387,600       408,348           --           --
Redemption of Series L preferred stock for cash
Dividends on preferred stock
Issuance of Series L preferred stock for cash
Issuance of Class B common stock                          250,400        2,504                     (2,504)
Conversion of Class B common stock to common stock        (40,304)        (403)      40,304           403
Redemption of common stock for cash                                                  (5,600)      (10,000)
Conversion of preferred stock to common stock                                       774,000       967,500
Net income for the year ended March 31, 2002
                                                      -----------  -----------  -----------   -----------  -----------  -----------
Balance at March 31, 2002                                 210,096        2,101    5,196,304     1,363,747           --           --
Series M preferred stock subscribed
Dividends on preferred stock
Issuance of common stock                                                            388,800         3,888
Issuance of warrants
Net loss for the six-month period ended
 September 30, 2002
                                                      -----------  -----------  -----------   -----------  -----------  -----------
Balance at September 30, 2002                             210,096  $     2,101    5,585,104   $ 1,367,635           --  $        --
                                                      ===========  ===========  ===========   ===========  ===========  ===========

    See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND YEARS ENDED MARCH 31, 2002 AND
                                      2001

                                                                    Additional
                                                                    paid-in            Accumulated
                                                                    capital            Deficit                            Total
                                                                    ---------------    -----------------      -----------------
Balance at April 1, 2000                                            $            --    $      (2,084,877)     $        (208,529)
Redemption of Series L preferred stock for cash                                                                          (6,000)
Redemption of Series L preferred stock at $0 redemption
   price in connection with note receivable write-off                                                                   (54,000)
Issuance of Series L preferred stock                                                                                    521,000
Conversion of notes payable to Series L preferred stock                                                                 236,500
Common stock issued in April 2000 for subscription                                                                           --
Issuance of common stock in April 2000                                                                                  215,000
Dividends on preferred stock                                                                    (176,027)              (176,027)
Net loss for the year ended March 31, 2001                                                      (514,459)              (514,459)
                                                                    ---------------    -----------------      -----------------
Balance at March 31, 2001                                                        --           (2,775,363)                13,485
Redemption of Series L preferred stock for cash                                                                        (125,500)
Dividends on preferred stock                                                                    (195,958)              (195,958)
Issuance of Series L preferred stock for cash                                                                           300,000
Issuance of Class B common stock                                                                                             --
Conversion of Class B common stock to common stock                                                                           --
Redemption of common stock for cash                                                                                     (10,000)
Conversion of preferred stock to common stock                                                                                --
Net income for the year ended March 31, 2002                                                    (284,494)              (284,494)
                                                                    ---------------    -----------------      -----------------
Balance at March 31, 2002                                                        --           (3,255,815)              (302,467)
Series M preferred stock subscribed                                         499,995                                     500,000
Dividends on preferred stock                                                                     (99,888)               (99,888)
Issuance of common stock                                                    227,170                                     231,058
Issuance of warrants                                                          3,000                                       3,000
Net loss for the six-month period ended
   September 30, 2002                                                                           (201,426)              (201,426)
                                                                    ---------------    -----------------      -----------------
Balance at September 30, 2002                                       $       730,165    $      (3,557,129)     $         130,277
                                                                    ===============    =================      =================

See accompanying independent auditors' reports and notes to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

                                                                  September 30,                March 31,
                                                                                   ---------------------------------
                                                                       2002              2002               2001
                                                                  -------------    ---------------    --------------
Cash flows (used for) provided by operating activities:
Net income (loss)                                                 $  (201,426)     $   (284,494)      $    (514,459)

Adjustments to reconcile net income (loss) to net cash
------------------------------------------------------
provided by operating activities:
Depreciation and amortization                                          91,677           132,338             127,670
Mortgage servicing rights                                                  --                --              19,437
Write-off of note receivable                                               --                --             112,428
Gain on sale of property                                                   --                --                 443
Compensation expense for stock sold                                   220,954                --                  --
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash                                                        (7,630)           60,884            (152,087)
Mortgage loans held for sale                                           44,672         4,523,355             310,071
Receivable from loans sold                                         (8,235,272)        4,257,873             241,613
Other current assets                                                 (123,306)           65,922            (195,131)
Deposits                                                                6,727            76,580                  --
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                                 356,308          (525,323)            448,816
                                                                  -----------      ------------       -------------

Net cash (used for) provided by operating activities               (7,847,296)        8,307,135             398,801
                                                                  -----------      ------------       -------------

Cash flows used for investing activities:
Collection (issuance) of notes receivable                             (49,605)           34,641             (14,734)
Purchases of property and equipment                                   (61,489)          (55,146)            (25,643)
                                                                  -----------      ------------       -------------

Net cash used for investing activities                               (111,094)          (20,505)            (40,377)
                                                                  -----------      ------------       -------------

Cash flows provided by (used for) financing activities:
Net borrowings (repayments) under warehouse lines
    of credit                                                       7,612,802        (8,485,197)           (504,358)
Proceeds from long-term debt                                          146,233                --              55,000
Payments on long-term debt                                            (55,845)          (52,411)            (66,729)
Payments on capital lease obligations                                 (53,847)          (85,792)            (76,453)
Proceeds from sale of common stock                                     10,104                --             215,000
Proceeds from sale of warrants                                          3,000                --                  --
Proceeds from notes payable - stockholder                             466,902                --                  --
Proceeds from issuance of preferred stock                                  --           300,000             521,000
Redemption of preferred stock                                              --          (110,500)             (6,000)
Redemption of common stock                                                 --           (10,000)                 --
Preferred stock dividends                                             (99,888)         (195,958)           (176,027)
                                                                  -----------      ------------       -------------

Net cash provided by (used for) financing activities                8,029,461        (8,639,858)            (38,567)
                                                                  -----------      ------------       -------------

Net increase (decrease) in cash and cash equivalents                   71,071          (353,228)            319,857
Cash and cash equivalents, beginning of year                          116,791           470,019             150,162
                                                                  -----------      ------------       -------------
Cash and cash equivalents, end of year                            $   187,862      $    116,791       $     470,019
                                                                  ===========      ============       =============

See accompanying independent auditors' reports and notes to condolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

                                                              September 30,               March 31,
                                                                              --------------------------------
                                                                   2002             2002              2001
                                                              -------------   --------------    --------------
Supplemental disclosure of cash flow information:
------------------------------------------------
Interest paid                                                 $   361,155     $   1,089,640     $    1,529,228
                                                              ===========     =============     ==============

Income taxes paid                                             $       800     $         800     $          800
                                                              ===========     =============     ==============

Supplemental schedule of non-cash investing and financing activities:

During the six months ended September 30, 2002, the Company entered into a subscription agreement to issue 500 shares of Series M preferred stock for total consideration of $500,000.

During year ended March 31, 2002, the Company incurred capital lease obligations of $130,920 for equipment.

During year ended March 31, 2001, notes payable totaling $236,500 were converted into 241 shares of Series L preferred stock.

During year ended March 31, 2001, 54 shares of Series L preferred stock were redeemed in connection with write off of a note receivable of $54,000.

See accompanying independent auditors' reports and notes to condolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies:

     Basis of Presentation:

     Ocean West Holding Corporation (OWHC) was organized in the State of Delaware on August 15, 2000 as a holding company with negligible assets and liabilities. During March 2002, OWHC acquired all of the issued and outstanding shares of preferred and common stock of Ocean West Enterprises, Inc. dba Ocean West Funding (OWE) in an exchange of shares. Since the shareholders of OWE are the controlling shareholders of OWHC after the exchange, the transaction was treated as an acquisition by OWE, and the historical financial statements reflect the operations of OWE, including the historical capital accounts for which there was no par value on common stock.

     Nature of Business:

     OWE, a California C corporation, was incorporated in November 1988 in the State of California for the purpose of engaging in mortgage banking activities. The OWE is involved in the process of originating, packaging, and funding of HUD and other government-insured loans and non-government-insured loans in the United States. HUD-insured loans comprised 24%, 21% and 50% of total loans originated by the Company during the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively. Certain of the non-government-insured loans are sold "servicing retained" whereby the Company receives a fee for servicing the loans.

     OWHC and OWE are collectively referred to as the "Company."

     Principles of Consolidation:

     The consolidated financial statements include the accounts of OWHC and its wholly owned subsidiary, OWE. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Going Concern:

     The Company has historically had recurring losses from operations and sustained negative cash flows from operations and as of September 30, 2002, the warehouse lines of credit had expired. The Company is in violation of certain loan covenants for which the lender has provided a waiver and the Company had not maintained the HUD minimum net worth requirements. Management believes the following arrangements will be sufficient to fund its capital expenditures, working capital requirements, and other cash requirements through September 30, 2003.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies (Continued):

          Going Concern (continued):

          The Company intends to operate as a public company and issue shares of stock in which the proceeds shall be used to increase business and cash flow.

          The Company is forecasting an increase in total loan funding in the fiscal year ending September 30, 2003.

          The Company is in negotiations with lenders to establish new lines of credit with terms, conditions and covenants suitable to the Company's financial position.

          There can be no assurance the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be on terms satisfactory to the Company.

          Risks and Uncertainties:

          The Company originates HUD and other government-insured loans in the United States, generating revenue from the origination, sale, and servicing of these loans. Significant changes in interest rates or the underlying economic condition of the United States or any specific region of the United States real estate market could have a materially adverse impact on the Company's operations.

          Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company's management include, but are not limited to, the realizability of mortgage loans held for sale, mortgage servicing rights and property held for sale, the collectibility of notes receivable, and the recoverability of property and equipment through future operating profits. Actual results could materially differ from those estimates.

          Concentration of Credit Risk:

          The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies, Continued:

          Concentration of Credit Risk, Continued:

          For the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, two buyers purchased 15% and 12% (September 30, 2002), 17%, and 12% (March 31, 2002), 18%, and 9% (March 31, 2001),
          respectively, of loans funded.

          Cash and Cash Equivalents:

          For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

          Restricted Cash:

          Restricted cash represents amounts deposited in escrow for the Company to pay expenses for the benefit of a borrower who advanced funds to the Company.

          Mortgage Loans Held for Sale:

          Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and is determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation are included in the determination of net income. As of September 30, 2002 and March 31, 2002, there was no valuation allowance required as cost was estimated at fair market value. A substantial portion of loans was sold to investors within 30 days subsequent to September 30, 2002 and March 31, 2002.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies, Continued:

          Property and Equipment:

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $88,151, $124,054, and $117,492 for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

          Property Held For Sale:

          Property held for sale at September 30, 2002 and March 31, 2002 and 2001 consists of one residential property, which is recorded at the lower of cost or fair value less cost to sell. The Company intends to market the property for sale during the year ended September 30, 2003.

          Long-Lived Assets:

          The Company accounts for its long-lived assets in accordance with SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to SFAS 121, management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairment.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies (Continued):

          Mortgage Servicing:

          The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities ("MSLs") is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Based on management's estimate, the Company has no MSLs as of September 30, 2002 and March 31, 2002 and 2001. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of September 30, 2002, March 31, 2002 and 2001.

          No mortgage servicing rights were capitalized during the six months ended September 30, 2002 and years ended March 31, 2002 and 2001. Amortization expense related to mortgage servicing rights for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, was $3,526, $8,284, and $9,735, respectively.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(1)  Summary of Significant Accounting Policies (Continued):

     Revenue and Cost Recognition:

     Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned.

     Basic and Diluted Loss Per Share:

     In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents, which consist of 3,000,000 shares of warrants, have not been included in the earnings per share computation for the six months ended September 30, 2002, as the amounts are anti-dilutive.

     Advertising:

     The Company expenses advertising costs as incurred. The advertising costs for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001 was $452,311, $922,380, and $680,626, respectively.

     Income Taxes:

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies (Continued):

          temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

          Fair Value of Financial Instruments:

          The Company has adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.

          For certain of the Company's financial instruments including cash, receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capital lease obligations and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

          Comprehensive Income:

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

          New Accounting Pronouncements:

          In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30,

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (1)  Summary of Significant Accounting Policies (Continued):

     New Accounting Pronouncements (continued):

     2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(2)  Property and Equipment:

     A summary is as follows:
                                                            September 30,         March 31,
                                                                 2002                2002
                                                            -------------     ---------------
     Office equipment and leasehold improvements            $     434,000     $       406,061
     Property under capital lease                                 480,827             480,827
     Furniture and fixtures                                       137,636             104,086
     Automobiles                                                   12,000              12,000
                                                            -------------     ---------------
                                                                1,064,463           1,002,974
     Less accumulated depreciation
     and amortization                                             692,405             604,254
                                                            -------------     ---------------

                                                            $     372,058     $       398,720
                                                            =============     ===============

(3)  Originated Mortgaging Servicing Rights:

     A summary is as follows:
                                                            September 30,         March 31,
                                                                 2002                2002
                                                            -------------     ---------------
     Balance, beginning of period                           $      40,919     $        49,203
     Additions, net                                                    --                  --
     Adjustments                                                       --                  --
     Amortization                                                  (3,526)             (8,284)
                                                            -------------     ---------------

     Balance, end of period                                 $      37,393     $        40,919
                                                            =============     ===============

     The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2002 and March 31, 2002. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

(4)  Stock Subscription Receivable:

     During the period ended September 30, 2002, the Company entered into an agreement to sell 500 shares of Series M preferred stock for $500,000. The funds were received in October 2002.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

     (5) Warehouse Lines of Credit:

     The Company has a $15,000,000 mortgage loan purchasing warehouse line of credit, collateralized by the related mortgage loans receivable with a carrying value of $18,927,137 and $12,745,416 at September 30, 2002 and March 31, 2002, respectively. The line of credit is personally guaranteed by the majority stockholders of the Company. Interest is due monthly at the bank reference rate plus an established percentage (totaling 4.3% and 4.4% at September 30, 2002 and March 31, 2002, respectively). The line expired on September 30, 2002 and was extended to December 31, 2002, and the Company is currently in negotiations either to renew the line or obtain an alternate line of credit.

     The warehouse line of credit has restrictions as to the types of loans (and the maximum amounts per individual loans) for which said line can be used. Furthermore, the line can only be used to fund 98% of loan amounts, as defined; the remaining 2% must be funded by the Company utilizing its own cash resources. At September 30, 2002 and March 31, 2002, the outstanding balance under the warehouse line of credit was $18,222,626 and $12,404,044, respectively.

     The warehouse line of credit agreement contains restrictive covenants relating to net worth, tangible net worth, and various ratios, as defined, and permits dividends solely to the extent of net income. Violations of the restrictive covenants have been waived by the lender, which continues to provide financing. At the end of each quarterly reporting period, the lender reviews the operating results of the Company prior to waiving the covenant violations. Such waivers have been received in the past; however, the lender has informed the Company that it will reduce the line to $5,000,000 by April 2003. The loss of this line of credit could have a material adverse effect on the Company.

     The Company has another $5,000,000 mortgage loan purchasing warehouse line of credit, collateralized by the related mortgage loans receivable with a carrying value of $1,858,879 as of September 30, 2002. The majority stockholders of the Company personally guarantee the line of credit. Interest is due monthly at prime plus an established percentage ranging from 3.0% to 4.5%, respectively. Each advance is to be repaid within 45 days of the advance. At September 30, 2002 the outstanding balance under this warehouse line of credit was $1,794,220.

     Interest expense incurred under the warehouse lines of credit was $338,086, $1,043,040, and $1,453,565 for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively, and is included in revenue from origination and sale of mortgage loans, net on the statement of operations.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                       YEARS ENDED MARCH 31, 2002 AND 2001

(6)  Long-Term Debt and Capital Lease Obligations:

     Long-Term Debt

     A summary of long-term debt is as follows:

                                                                                       September 30,       March 31,
                                                                                       2002                2002
                                                                                       -------------       ----------
     Note payable to a bank, bearing interest at 12% per annum, payable in monthly installments of $3,165, including interest, through February 2003
     and personally guaranteed by the President of the Company.                         $   15,363         $   32,760

     Note payable to a bank, bearing interest at 8.375% per annum; payable in monthly installments of $334, including interest, through August 2028;
     secured by deed of trust.                                                              41,374             42,634

     Note payable to a related party, bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007.  At September 30, 2002, the interest rate
     was reduced to 12%.                                                                    35,000             35,000

     Note payable to a related party, bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007.  At September 30, 2002, the interest rate
     was reduced to 12%.                                                                    50,000             50,000

     Note payable to finance company for insurance, bearing interest at
     7.75%, payments of $5,818 are due monthly, including interest through
     February 2003.                                                                         28,545                 --

     Note payable to bank, bearing interest at 3.9%, due November 3, 2002
     Secured by certificate of deposit.                                                     80,000                 --
                                                                                       -----------         ----------
                                                                                           250,282            160,394

     Less current maturities                                                               125,705             33,220
                                                                                       -----------         ----------
                                                                                       $   124,577         $ 127,1744
                                                                                       ===========         ==========

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                       YEARS ENDED MARCH 31, 2002 AND 2001

(6)  Long-Term Debt and Capital Lease Obligations (Continued):

     Long-Term Debt (continued)

     The following table summarizes the aggregate maturities of long-term debt:

               Years ending
               September 30,
                 2003                                               $    125,705
                 2004                                                      1,796
                 2005                                                      1,952
                 2006                                                      2,122
                 2007                                                     87,306
                 Thereafter                                               31,401
                                                                    ------------

                                                                    $    250,282
                                                                    ============

     Interest expense incurred under long-term debt obligations amounted to $14,771, $26,889, and $33,876 for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively.

     Interest expense incurred under related party debt obligations amounted to $2,551, $1,180, and $10,095 for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively.

     Capital Leases

     The Company leases certain equipment under capital leases, which expire through 2004, with effective interest rates ranging from 14% to 18.37%. These leases are secured by related equipment costing $480,827 (see Note
     2). The assets are depreciated over their estimated useful lives. Depreciation of the assets of $56,925, $65,277, and $62,485 was included in other general and administrative expenses for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively. Accumulated depreciation of the assets of $282,973 and $226,048 is included in accumulated depreciation and amortization in the accompanying balance sheets at September 30, 2002 and March 31, 2002, respectively.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001


(6)  Long-Term Debt and Capital Lease Obligations (Continued):

     Capital Leases (continued)

     The following is a schedule by years of future minimum lease payments required under the capital lease together with the present value of the net minimum lease payments:

           Years ending September 30,
               2003                                       $     88,715
               2004                                             11,819
                                                          ------------
           Total minimum lease payments                        100,534
           Less amount representing interest                     5,973
                                                          ------------
           Present value of net minimum lease payments          94,561
           Less current maturities                              83,108
                                                          ------------

                                                          $     11,453
                                                          ============

     Interest expense incurred under capital lease obligations amounted to $2,017, $11,256 and $20,734 for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively.

(7)  Notes Payable - Stockholders:

                                                                        September 30,  March 31,
                                                                        2002           2002
                                                                        -------------  -----------
     Note payable to stockholder, non-interest bearing, and all
     unpaid principal due September 1, 2004.                            $     237,402  $        --

     Note payable to stockholder, bearing interest at 13% per
     annum at July 1, 2002, payable in monthly interest
     installments with all unpaid principal and interest due
     June 30, 2008.                                                            45,000           --

     Note payable to stockholder, bearing interest at 14% per
     annum at August 1, 2002, payable in monthly payments of
     $2,203 including principal and interest; with all unpaid
     principal and interest due April 1, 2017.                                185,000           --
                                                                        -------------  -----------
                                                                              467,402           --

                                                                                  443           --
                                                                        -------------  -----------
     Less current maturities                                            $     466,959  $        --
                                                                        =============  ===========

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(7)  Notes Payable - Stockholders (Continued):

     The following table summarizes the aggregate maturities of notes payable - stockholders:

          Years ending
          September 30,
              2003                                       $        443
              2004                                            237,912
              2005                                                586
              2006                                                673
              2007                                                774
              Thereafter                                      227,014
                                                         ------------

                                                         $    467,402
                                                         ============

(8)  Commitments and Contingencies:

     Operating Leases

     The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2004. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

     Future annual minimum payments under operating leases are as follows:

          Years ending September 30, 2002
             2003                                        $    295,131
             2004                                              49,435
                                                         ------------

                                                         $    344,566
                                                         ============

     Rental expense under operating leases for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001 was $391,887, $666,312, and $483,707 respectively.

     Litigation

     In the normal course of business, the Company is involved in various legal actions. It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(8)  Commitments and Contingencies, Continued:

     Consulting Agreements

     As part of the Series D preferred stock purchase agreement (see Notes 8 and 13), the Company entered into a financial consulting agreement whereby the Series D preferred stockholder is entitled to consulting fees of $6,000 per month. The agreement expires upon the redemption of the Series D preferred stock. Consulting fees charged to operations totaled $2,000 for the six months ended September 30, 2002, $42,000 for the year ended March 31, 2002, and $72,000 for the year ended March 31, 2001.

     Employment Agreements

     On October 1, 1999, the Company entered into employment agreements with its President and its Executive Vice President (collectively, the "Employees"). These agreements provide for an annual base salary of not less than $300,000 each for a five-year term plus certain additional benefits. Also, the agreements call for the Company to create "deferred compensation accounts" for each of the Employees and to credit an amount equal to 20% of the Company's pre-tax profits to the accounts for each Employee for each year or portion of year in the case of a termination of an Employee. The Employees are entitled to receive such amounts annually or within 30 days of termination. The Company is obligated to pay these amounts upon liquidation of the Company or for termination, except for termination for just cause, which is defined in the agreements. No amounts are accrued for the deferred compensation as the Company has either had no pre-tax profits or the Employees have waived their rights to the deferred compensation. Also, the Employees have waived their rights to their complete base salary as stated in this agreement.

     (9)  Preferred Stock:

     In 2002, concurrent with the acquisition between OWHC and OWE, 10,000,000 shares of preferred stock were authorized. The Company may divide the preferred stock into any number of series and the Board of Directors shall fix the designation and number of shares of each series. The Company established the same series as was outstanding at the time of acquisition. All conversions of preferred shares to common shares were calculated by dividing the value of the preferred shares by five and multiplying by four.

     Currently, the Company has established the following series of preferred stock.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(9)  Preferred Stock, Continued:

     Preferred Stock, Series C

     In 1993, the Board of Directors authorized the issuance of up to 1,000 shares of Series C preferred stock at $100 per share. At September 30, 2002 and March 31, 2002, 1,000 shares of the Series C preferred stock were outstanding. The Series C preferred stock is non-voting and is redeemable by the Company. The redemption price will include an annual rate of return of 12% on the original issuance price. The Series C preferred stock shall have a preference over the common stock of the Company. The Company has been paying a monthly dividend at an annual rate of 12% in lieu of the increased redemption price. Dividends of $6,000, $12,000, and $11,000 were declared and paid for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001, respectively.

     Preferred Stock, Series D

     In 1997, the Board of Directors authorized the issuance of up to 1,500 shares of Series D preferred stock at $400 per share. During March 2002, all of the outstanding shares (1,500) were converted into 480,000 common shares. The Series D preferred stock is voting and is redeemable by the Company. The Series D preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C preferred stock. The Series D preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 3%, payable on a monthly basis. Dividends of $10,000 were declared and paid for the six months ended September 30, 2002, and dividends of $10,500 and $18,000 were declared and paid for the years ended March 31, 2002 and 2001, respectively.

     In connection with the original purchase of the Series D preferred stock, the Company entered into a financial consulting agreement whereby the Series D preferred stockholder is entitled to $6,000 per month until such time that the Series D preferred stock is redeemed by the Company (see Notes 7 and 13). Redemption took place during fiscal year ended March 31, 2002.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(9)  Preferred Stock, Continued:

     Preferred Stock, Series E

     In 1997, the Board of Directors authorized the issuance of up to 1,200 shares of Series E preferred stock at $250 per share. During March 2002, 520 of the outstanding Series E preferred shares were converted into 104,000 common shares. At September 30, 2002 and March 31, 2002, 680 shares, of Series E preferred stock were outstanding. The Series E preferred stock is non-voting and is redeemable at the Company's option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and D preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. Dividends of $33,100 were declared and paid for the six months ended September 30, 2002, and $54,000 were declared and paid for the years ended March 31, 2002 and 2001.

     Preferred Stock, Series F

     In 1998, the Board of Directors authorized the issuance of up to 1,250 shares of Series F preferred stock at $100 per share. During March 2002, 200 of the outstanding Series F preferred shares were converted to 16,000 common shares. At September 30, 2002 and March 31, 2002, 1,050 shares of Series F preferred stock were outstanding. The Series F preferred stock is voting and is redeemable at the Company's option. The redemption price shall equal the issuance price. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. Dividends of $7,530 were declared and paid during the six months ended September 30, 2002, and dividends of $17,500 were declared and paid for the years ended March 31, 2002 and 2001.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(9)  Preferred Stock, Continued:

     Preferred Stock, Series G

     In 1999, the Board of Directors authorized the issuance of up to 2,000 shares of Series G preferred stock at $100 per share. At September 30, 2002 and March 31, 2002 2,000 shares of Series G preferred stock were outstanding. The Series G preferred stock is voting and is redeemable at the Company's option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. Dividends of $25,000 were declared and paid for the six months ended September 30, 2002, and dividends of $50,000 were declared and paid for the years ended March 31, 2002 and 2001.

     Preferred Stock, Series I

     In 1999, the Board of Directors authorized the issuance of up to 550 shares of Series I preferred stock at $100 per share. During March 2002, 425 shares of Series I preferred stock were converted into 34,000 shares of common stock. At September 30, 2002 and March 31, 2002 125 shares of Series I preferred stock were outstanding. The Series I preferred stock is voting and is redeemable at the Company's option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. Dividends of $3,438 were declared and paid for the six months ended September 30, 2002, and dividends of $8,250 were declared and paid for the years ended March 31, 2002 and 2001.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(9)  Preferred Stock, Continued:

     Preferred Stock, Series K

     In 1999, the Board of Directors authorized the issuance of up to 1,000 shares of Series K preferred stock at $120 per share. During March 2002, all 1,000 shares outstanding were converted into 96,000 common shares. The Series K preferred stock is voting and is redeemable at the Company's option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series K preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, and I preferred stock. The Series K preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 5%, payable on a monthly basis. The Company declared and paid dividends of $3,000 for the years ended March 31, 2002 and 2001.

     Preferred Stock, Series L

     In 1999, the Board of Directors authorized the issuance of up to 1,000 shares of Series L preferred stock at $1,000 per share. During the fiscal year ended March 31, 2002, 55 shares of Series L preferred stock were converted into 44,000 shares of common stock. Also during fiscal year ended March 31, 2002, the Company sold 300 shares of series L preferred stock for $300,000 and redeemed 126 shares for $125,500. During fiscal year ended March 31, 2001, the Company sold 521 shares of Series L preferred stock for $521,000 and, subsequent to their issuance, redeemed 6 shares of Series L preferred stock for $6,000. Additionally, 54 shares were redeemed in connection with an agreement with a former stockholder at $0 redemption price in connection with a write-off of a note receivable. At September 30, 2002 and March 31, 2002, 1,000 shares of Series L preferred stock were outstanding. The Series L preferred stock is voting and is redeemable at the Company's option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series L preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $12 per share, payable on a monthly basis. Dividends of $15,000 were declared and paid for the six months ended September 30, 2002, and dividends of $24,600 were declared and paid for the year ended March 31, 2002 and 2001.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(9)  Preferred Stock (Continued):

     Preferred Stock, Series M

     In 2002, the Board of Directors authorized issuance of up to 5,000 shares of Series M preferred stock at $1,000 per share. During the period ended September 30, 2002, the Company sold 500 shares of series M preferred stock for $500,000. The series M preferred stock is voting and is redeemable at the Company's option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series M preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, K, and L preferred stock. The Series M preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. No dividends were declared or paid during the period ended September 30, 2002.

(10) Common Stock and Warrants:

     In March 2002, concurrent with the acquisition between OWHC and OWE, a stock split of 140 to one occurred. This transaction has been reflected for all periods presented.

     During the year ended March 31, 2002, the Company redeemed 40 shares (5,600 post split) of common stock for $10,000.

     During August 2002 and in connection with the effective date of the S-1 filing, the Company issued 388,800 shares and 3,000,000 common stock purchase warrants, collectively valued at $234,058 based upon an independent appraisal. The value, net of cash consideration received, was recorded as a charge to earnings of $220,954 during the six months ended September 30, 2002.

     Each warrant entitles the holder to purchase one common share. The exercise price is $1.25 per share. The warrants expire June 12, 2003. No warrants have been exercised as of September 30, 2002.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(11)  Class B Common Stock

      Concurrent to the acquisition between OWHC and OWE, the Company issued Class B common stock to the holder of OWE common stock in a ration of 1 to
      8. In March 2002, 250,400 shares of Class B common stock were issued. Concurrently, 40,304 shares of Class B common stock were converted into the same number of common shares.

(12)  Mortgage Loan Servicing:

      Mortgage loans serviced by the Company amounting to approximately $2.8 million, $3.5 million, and $5.0 million at September 30, 2002 and March 31, 2002 and 2001, respectively, are not included in the accompanying balance sheets. Funds held in trust on behalf of the owners of such serviced loans are also not reflected in the accompanying balance sheets. The Company subcontracts its servicing through a third-party sub-servicer. Either party may cancel the contract with 120 days written notice. Loan sub-servicing fees are based on a fixed monthly fee per outstanding loan being serviced.

(13)  Provision For Income Taxes:

      The income tax provision for the six months ended September 30, 2002 and years ended March 31, 2002 and 2001 differed from the amounts computed by applying the U.S. Federal tax rate of 34 percent to the income (loss) from operations before provision (benefit) for income taxes as a result of the following:

                                                     September     Years ended March 31,
                                                                  ----------------------
                                                     2002          2002         2001
                                                     ---------    ---------    ---------
      Computed "expected" tax benefit                $ (67,900)   $ (96,000)   $(206,000)
      Increase (decrease) in income
      taxes resulting from:
      Non-deductible expenses                           82,600       16,000       31,000
      State taxes, net of Federal benefit                1,100      (17,000)     (29,000)
      (Decrease) increase in valuation allowance       (14,200)      98,600      223,629
      Other                                                 --           --      (19,629)
                                                     ---------    ---------    ---------
                                                     $   1,600    $   1,600    $      --
                                                     =========    =========    =========

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(13)  Provision For Income Taxes (Continued):

      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31 2002 and 2001, are as follows:

                                                  September        March 31,
                                                  2002             2001
                                                  ------------     ------------
        Deferred tax assets:                      $    790,200     $    863,000
        Net operating loss carryforwards                25,600           34,700
        Accrued vacation                               693,200          776,400
        Less valuation allowance                  ------------     ------------
        Deferred tax assets                            122,600          121,300
                                                  ------------     ------------
        Deferred tax liabilities:
        Deferred costs                                 (51,000)              --
        Other                                          (71,600)        (121,300)
                                                  ------------     ------------
        Defferred tax liability                       (122,600)        (121,300)
                                                  ------------     ------------
        Net deferred tax asset                    $         --     $         --
                                                  ============     ============

      The net change in the total valuation allowance for the six months ended September 30, 2002 and the years ended March 31, 2002 and 2001 was a (decrease) increase of $(83,200), $97,000, and $223,629, respectively.

      At 2002, the Company has net operating loss carryforwards ("NOLs") of approximately $2,057,000, for Federal income tax reporting purposes and approximately and $1,200,000 for state reporting purposes, expiring in various years through 2020.

(14)  Related-Party Transactions:

      During fiscal year ended March 31, 2002, holders of Series L preferred stock redeemed 15 shares for $15,000. The amount was not paid by the end of the year; therefore, it is showing as amounts due to related party.

      The Company paid consulting fees to stockholders of its Series D preferred stock. Total consulting fees paid totaled $72,000 for each of the years ended March 31, 2002, and 2001, respectively (see Notes 7 and 8).

      The Company advanced funds in the amount of $49,605 to an entity owned by a stockholder of the Company. Funds will be repaid through services rendered.

See accompanying independent auditors' reports.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                      YEARS ENDED MARCH 31, 2002 AND 2001

(15)  Profit Sharing Plan:

      The Company has a 401(k) profit sharing plan covering substantially all of its employees. Any matching or profit sharing contributions are determined annually at the discretion of management and vest at the rate of 20% per year of employment starting the second year. For the 2001 plan year, management elected to make a matching contribution equal to 10% of amounts contributed by an employee to a maximum of $250 per employee. Total matching contributions for the year ended March 31, 2002 totaled $5,758, which will be expensed when paid. No matching or profit sharing contributions were made during the six-month period ended September 30, 2002 or during the year ended March 31, 2001.

See accompanying independent auditors' reports.

Item 8. Changes In and Disagreements with Accountants On Accounting and Financial Disclosures.

     Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors of Ocean West and Ocean West Enterprises

        Name                     Position with Ocean West(1)           Position with Ocean West Enterprises
        ----                     ---------------------------           ------------------------------------
Marshall L. Stewart              President, Chief Executive            President, Chief Executive Officer,
                                 Officer, Director                     Director

Daryl S. Meddings                Executive Vice President,             Executive Vice President, Chief Financial
                                 Chief Financial Officer,              Officer, Secretary/Treasurer, Director
                                 Secretary/Treasurer, Director

Thomas G. Melsheimer                                                   Vice President of Operations

Charles H. Finn, Jr.             Director

(1)  All persons listed were appointed to such positions in 2000.

     Officers serve at the discretion of the Board of Directors. Directors hold office until the next annual meeting of shareholders and until their successors have been elected and accept office.

     Marshall J. Stewart, 46, has worked in the mortgage industry since 1982. He was founder of Ocean West Enterprises and has been President, a director and an owner since 1988. Prior to founding Ocean West Enterprises, from 1986 to 1988, Mr. Stewart was a Vice President of Westport Savings Bank in Laguna Beach, California. His responsibilities included overseeing the mortgage banking department, secondary marketing and the Laguna Bank Savings branch. Prior to joining Westport Savings Bank, from 1984 to 1986, he was Production Manager of Irvine City Savings in Newport Beach, California and had the responsibilities of staffing and training the loan origination department and overseeing production, underwriting, funding, shipping and the sale of funded loans to institutional investors such as FNMA and FHLMC. Mr. Stewart received his B.A. in English with a minor in Business Administration from California State University in Fullerton, California in 1980.

     Daryl S. Meddings, 38, was also a founder of Ocean West Enterprises and has been Executive Vice President, Chief Financial Officer, Secretary/Treasurer and a director and an owner since 1988. As Chief Financial Officer at Ocean West Enterprises, Mr. Meddings implemented and monitors accounting and financial reporting system. Other duties include budget planning, expense control, commercial banking relationships and oversight of quality control, loan servicing and loss mitigation. From late 1987 to 1988, Mr. Meddings was a production manager with Westport Savings Bank in Laguna Beach, California. His duties included establishing both retail and wholesale production departments and recruiting, hiring and training mortgage origination personnel. Prior to that, he began his career in mortgage banking in 1986 as a loan officer at Pro Mortgage Services in Diamond Bar, California and worked his way up to top producer at Irvine City Savings in Irvine, California. Mr. Meddings received his B.S. in Finance, Real Estate and Insurance with a concentration in Real Estate from California Polytechnic State University-Pomona in 1987.

     Thomas G. Melsheimer, 43, has been with Ocean West Enterprises for the past ten years. He is currently Vice President of Operations with the responsibility of supervising underwriting, funding, shipping and data input and has held that position since May of 1999. Prior to holding this position, Mr. Melsheimer has been Operations Manager, Underwriting Manager and Underwriter Processor with Ocean West Enterprises. Before joining Ocean West Enterprises, he held positions as senior loan processor and internal auditor with Coastal Funding Corporation in Irvine, California and as an auditor with Mission Hills Mortgage in Santa Ana, California. Mr. Melsheimer is currently working on his broker's license.

     Charles H. Finn, Jr., 47, was recently elected a director of Ocean West. He is currently Vice President - Marketing in connection with the origination and sale of second trust deed loans with Linear Capital Inc. in Long Beach, California and has held such position since June of 1998. Prior to taking that position, he was Vice President at Clearview Capital / Argent Capital in Huntington Beach, California for a little over eight months and managed the sale of second trust deeds into the secondary market. For the seven months prior to that, he was Vice President at Classical Financial in Tustin, California and originated second trust deeds from correspondents nationwide. From 1994 to 1997, he was Senior Vice President at Pioneer Savings and Loan in Irvine, California and supervised the loan department. From 1989 to 1994, Mr. Finn was Senior Vice President of Renet Financial in Anaheim, California and managed the Mortgage Banking Division. Mr. Finn received his B.A. in Economics from U.C. Berkeley in 1976.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Ocean West's directors, officers and persons who beneficially own more than ten percent of the Common Shares (each, a "Reporting Person") to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the company pursuant to the Exchange Act. Based solely upon a review of the forms and amendments thereto furnished to Tice during the six month period ended September 30, 2002 (for which reports were first due after August 12, 2002), we believe that each Reporting Person complied with all applicable filing requirements during such fiscal year, except that their initial filings after the effective date of the registration statement were late.

Item 10.  Executive Compensation.

     The following table sets forth the compensation of the President (the Chief Executive Officer) and the Executive Vice President (the Chief Financial Officer) paid by Ocean West Enterprises for the six month period ended September 30, 2002 and the fiscal years ending March 31, 2002, 2001 and 2000. Ocean West has not paid any compensation.

                           Summary Compensation Table


                                                                            Annual Compensation
                                                                            -------------------
                  Name and                                                                             Other Annual
             Principal Position                    Year           Salary ($)       Bonus ($)         Compensation ($)
             ------------------                    ----           ----------       ---------         ----------------
Marshall L. Stewart, President, Chief            09/30/02           84,375             0                  24,988
Executive Officer                                03/31/02          180,000             0                       0
                                                 03/31/01          180,000             0                       0
                                                 03/31/00          123,750             0                       0

Daryl Meddings, Executive Vice President,        09/30/02           77,133             0                   3,575
Chief Financial Officer                          03/31/02          180,000             0                       0
                                                 03/31/01          180,000             0                       0
                                                 03/31/00          123,750             0                       0

     Ocean West Enterprises has entered into substantially identical employment agreements with each of the primary shareholders, Marshall Stewart, with initial duties as President, and Daryl Meddings, with initial duties as Executive Vice President and Chief Financial Officer. The term of each agreement is five years beginning on October 1, 1999. Ocean West Enterprises may terminate the agreement for "just cause" or if it ceases operations; the employees may terminate the agreement on thirty days notice. Each employee is entitled to a base annual salary of $300,000 with amounts not paid to be considered deferred compensation. Mr. Stewart and Mr. Meddings have waived their rights to salaries not paid in these years and no compensation has been deferred.

     In addition, Ocean West Enterprises agreed to create an Officers Deferred Compensation Account for Marshall Stewart and Daryl Meddings on October 1, 1999. Each is entitled to receive an amount equal to 20% of net profit before taxes each year. Each of them is entitled to such amounts annually or within thirty days of termination of employment. No amounts have been accrued under these accounts. There are currently no other officers eligible for this benefit.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     For all years referenced in the Summary Compensation Table, two shareholders of Ocean West Enterprises, Mark Stewart and Daryl Meddings, determined executive compensation. Ocean West has not paid any compensation to date and does not expect to pay any in the near future.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth information with respect to beneficial ownership of issued and outstanding stock and warrants of Ocean West by management and 5% or greater shareholders as of December 31, 2002:

                                                                         Total Number of
                                                                           Securities        Percent
                                                                             Owned             of
Name and Address                  Title of Class                          Beneficially      Class (1)
----------------                  --------------                          ------------      ---------
Daryl S. Meddings (2)             Common Shares                            2,059,388         36.2%
21791 Via del Lago                Class B Common Shares                      105,048           50%
Trabuco, CA                       Series L Preferred                             210         21.0%

Marshall L. Stewart (3)           Common Shares                            2,047,388         36.0%
21372 Brookhurst St., #515        Class B Common Shares                      105,048           50%
Huntington Beach, CA              Series L Preferred                             205         20.5%

Agape Foundation Trust            Common Shares                              553,224          9.9%
607 S. Pathfinder Trail
Anaheim, CA

P. Bradley Walker (4)             Common Shares                              495,000          8.2%
103 Linnwood Road                 Common Stock Purchase Warrants             454,000         15.1%
Norton Hills, WV

Cheyenne Properties, Inc.         Common Shares                              480,000          8.6%
219 N.E. 100/th/ Avenue
Portland, OR

The Walker Group, Inc. (5)        Common Shares                              451,000          7.5%
88 Walker Creek Road              Common Stock Purchase                      410,000         13.7%
Walker, WV                        Warrants

Thomas G. Melsheimer (6)          Common Shares                               11,840     less than 1%
5 Westchester Court
Coto DeCaza, CA

Total number of shares owned by   Common Shares                            4,118,616         71.1%
directors and executive officers  Class B Common Shares                      210,096          100%
as a group (7)                    Series L Preferred Shares                      415         41.5%

--------------------------------------------------------------------------------

(1) The percentage calculation does not include Common Shares which may be issued upon the exercise of the warrants or any outstanding employee stock options, unless otherwise noted.

(2) The number of Common Shares listed as beneficially owned by Mr. Meddings and the related percentages include the 105,048 Common Shares which Mr. Meddings would receive if he converted his Class B Common Shares to Common Shares.

(3) The number of Common Shares listed as beneficially owned by Mr. Stewart and the related percentage include the 105,048 Common Shares which Mr. Stewart would receive if he converted his Class B Common Shares to Common Shares.

(4) The number of securities listed as beneficially owned by P. Bradley Walker include the shares and warrants owned by The Walker Group, Inc. as Mr. Walker controls The Walker Group, Inc. The number of common Shares listed as beneficially owned by P. Bradley Walker and the related percentages also include the 454,000 Common Shares which Mr. Walker and The Walker Group, Inc. would receive if they exercised the warrants.

(5) The number of Common Shares listed as beneficially owned by The Walker Group, Inc. and the related percentages include the 410,000 Common Shares which The Walker Group, Inc. would receive if it exercised the warrants.

(6) The number of Common Shares listed as beneficially owned by Mr. Melsheimer is made up of 5,920 shares held by him as custodian for his daughter, Megan, and 5,920 shares held by him as custodian for his daughter, Madison.

(7) The number of Common Shares beneficially owned by officers and directors as a group and the related percentage include the 105,048 Common Shares which Mr. Meddings would receive if he converted his Class B Common Shares to Common Shares and the 105,048 Common Shares which Mr. Stewart would receive if he converted his Class B Common Shares to Common Shares.

Item 12.  Certain Relationships And Related Transactions

     Ocean West Enterprises redeemed fifteen shares of Series L Preferred Stock for $15,000 eight from Marshall Stewart and seven from Darryl Meddings, the two controlling shareholders, during its fiscal year ended March 31, 2002.

     Douglas M. Sharp, an agent of Agape Foundation Trust which benefits his children and which holds 9.9% of the Common Shares, purchased residential real estate from Ocean West Enterprises. The appraised value of the real estate was $420,000 and we received it as a result of a default on a loan in March of 1998. The property was purchased with a note with original principal amount of $375,000 which matures in April 2005 and bears interest at 7.5% per annum.

Interest is payable monthly and principal at maturity of the note. Mr. Sharp defaulted on the note; Ocean West took the property back and has sold it for approximately $405,000

     In connection with the issuance of 1,500 shares of Series D Preferred Stock in 1997, Ocean West Enterprises entered into a consulting agreement with Arthur Mickel and Ed Simmons of Cheyenne Properties, Inc., the purchaser of the shares. Cheyenne Properties owns 8% of the Common Shares. Under the agreement, Cheyenne Properties is entitled to consulting fees in the amount of $6,000 per month in return for providing services to the management of Ocean West Enterprises on corporate policies in the area of finance. The agreement expires upon the redemption of the shares. Consulting fees totaling $72,000 was paid under this agreement in each of fiscal 1999, 2000 and 2001.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

----------------------------------------------------------------------------------------------------------------------

                                                                                Exhibit                 Page
                                                                              Table Number              Number
                                                                              ------------              ------
----------------------------------------------------------------------------------------------------------------------
I.   Articles of Incorporation and Bylaws                                          3
----------------------------------------------------------------------------------------------------------------------
     (i)  Certificate of Incorporation of Ocean West Holding
          Corporation                                                                                     +
----------------------------------------------------------------------------------------------------------------------
     (ii) Bylaws of Ocean West Holding Corporation                                                        +
----------------------------------------------------------------------------------------------------------------------
II.  Instruments Defining the Rights of Security Holders                           4
----------------------------------------------------------------------------------------------------------------------
     (i)  Common Stock Purchase Warrant Agreement Between Ocean West
          Holding Corporation and Registrar and Transfer Company                                          x
----------------------------------------------------------------------------------------------------------------------
III. Subsidiaries of the Registrant                                               21                      *
----------------------------------------------------------------------------------------------------------------------

+ Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.

* Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on January 28, 2002.

x Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-86484).

(b) There were no reports on Form 8-K filed during the last quarter of the period ended September 30, 2002.

Item 14.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Within the ninety days prior to the date of this report, the company's Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the company's disclosure controls and procedures. The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting him to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

Changes in Internal Controls

     There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean West Holding Corporation

By:  /s/ Marshall L. Stewart on January 14, 2003
     ------------------------------------------------------------
     Marshall L. Stewart, President, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marshall L. Stewart on January 14, 2003
-----------------------------------------------------------------
Marshall L. Stewart, President, Chief Executive Officer, Director


/s/ Daryl S. Meddings on January 14, 2003
-----------------------------------------------------------------
Daryl S. Meddings, Chief Financial Officer, Director

                                 Certifications

     I, Marshall L. Stewart, President and Chief Executive Officer of Ocean West Holding Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ocean West Holding Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003    /s/ Marshall L. Stewart
                          ------------------------------------------------------
                          Marshall L Stewart, President/ Chief Executive Officer

                                 Certifications

     I, Daryl S. Meddings, Executive Vice President and Chief Financial Officer of Ocean West Holding Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ocean West Holding Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                 /s/ Daryl S. Meddings
                                       -----------------------------------------
                                       Daryl S. Meddings, Exec. Vice President/
                                       Chief Financial Officer