Form 10QSB
period 2002-12-31
OCEAN WEST HOLDING CORP
filed 2003-02-13
CIK 1104538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                   ------------------------------------------


                         15991 Redhill Avenue, Suite 110
                            Tustin, California 92780
                    (Address of principal executive offices)

                                 (714) 247-4220
                           (Issuer's telephone number)


                   ------------------------------------------


     The number of shares outstanding of each of the registrant's classes of common stock on January 15, 2003 was 5,585,104 Common Shares, 210,096 Class B Common Shares and 0 Class D Common Shares.

     Transitional Small Business Disclosure Format:        Yes [_]     No [X]


                            Exhibit Index at page 16.

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.


                                                                                 Page
Consolidated Balance Sheet -- As of December 31, 2002
       and September 30, 2002                                                      3

Consolidated Statements of Operations -- For the Three Months Ended
       December 31, 2002 and 2001                                                  5

Consolidated Statements of Cash Flows -- For the Three Months Ended
       December 31, 2002 and 2001                                                  6

Notes to Consolidated Financial Statements                                         7

                         Ocean West Holding Corporation
                                 and Subsidiary

                           Consolidated Balance Sheet



                                     ASSETS


                                                            December 31,
                                                               2002
                                                         ----------------
                                                             (unaudited)
Current assets:
    Cash and cash equivalents                            $      132,565
    Restricted cash                                             141,116
    Receivable from loans sold                               28,406,329
    Mortgage loans held for sale                                727,654
    Due from related party                                       57,605
    Prepaid and other current assets                            487,830
                                                         --------------
       Total current assets                                  29,953,099
                                                         --------------

Property and equipment, net                                     354,357
                                                         --------------

Other Assets:
    Originated mortgage servicing rights                         35,766
    Property held for sale                                       65,144
    Deposits                                                     22,548
                                                         --------------
       Total other assets                                       123,458
                                                         --------------
                                                         $   30,430,914
                                                         ==============


See accompanying notes to consolidated financial statements

                         Ocean West Holding Corporation
                                 and Subsidiary

                     Consolidated Balance Sheet (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         December 31,
                                                                                             2002
                                                                                     --------------------
                                                                                         (unaudited)
Current liabilities:
    Accounts payable and accrued expenses                                               $       1,396,276
    Client trust payable                                                                          141,116
    Current maturities of long-term debt                                                          102,775
    Current maturities of capital lease obligations                                                70,299
    Warehouse lines of credit                                                                  27,858,960
                                                                                     --------------------

       Total current liabilities                                                               29,569,426

Long-term liabilities:
    Long term debt, less current maturities                                                       118,967
    Accrued expenses                                                                               37,500
    Amount due to related party                                                                    15,000
    Notes payable - stockholders                                                                  283,147
                                                                                     --------------------

       Total liabilities                                                                       30,024,040
                                                                                     --------------------

Stockholders' equity:
    Preferred Stock, $0.01 par value; 10,000,000 shares authorized
       Series C, 1,000 shares issued and outstanding                                              100,000
       Series E, 680 shares issued and outstanding                                                170,000
       Series F, 1,050 shares issued and outstanding                                              105,000
       Series G, 2,000 shares issued and outstanding                                              200,000
       Series I, 125 shares issued and outstanding                                                 12,500
       Series L, 1,000 shares issued and outstanding                                            1,000,000
       Series M, 5,000 shares authorized, 500 issued and outstanding                                    5
    Class B common stock; $0.01 par value, 5,000,000 shares
       authorized, 210,096 shares issued and outstanding                                            2,101
    Class D common stock, $0.01 par value, 600,000 shares
       authorized, none issued and outstanding                                                         --
    Common stock, $0.01 par value; 30,000,000 shares
       authorized; 5,585,104 shares issued and outstanding                                         55,851
    Additional paid-in capital                                                                  2,041,949
    Accumulated deficit                                                                        (3,280,532)
                                                                                     --------------------
       Total stockholders' equity                                                                 406,874
                                                                                     --------------------
                                                                                        $      30,430,914
                                                                                     ====================

See accompanying notes to consolidated financial statements

                         Ocean West Holding Corporation
                                 and Subsidiary

                      Consolidated Statements of Operations

                                                                        Three Months Ended       Three Months Ended
                                                                         December 31, 2002        December 31, 2001
                                                                       --------------------     --------------------
                                                                                        (unaudited)
Revenues:
   Revenue from origination and sale of
     mortgage loans, net                                               $          3,291,908     $          2,836,182
                                                                       --------------------     --------------------

Operating expenses:
   Interest expense                                                                  17,008                    6,525
   Other general and administrative expenses                                      1,433,383                1,171,345
   Salaries and wages                                                             1,332,436                1,465,468
   Payroll taxes                                                                    178,565                  182,820
                                                                       --------------------     --------------------
     Total operating expenses                                                     2,961,392                2,826,158
                                                                       --------------------     --------------------

Income from operations                                                              330,516                   10,024
                                                                       --------------------     --------------------
Other income:
   Interest and other                                                                 6,742                   42,025
                                                                       --------------------     --------------------
     Total other income                                                               6,742                   42,025
                                                                       --------------------     --------------------
Income before provision for income taxes                                            337,258                   52,049

Provision for income taxes                                                              250                       --
                                                                       --------------------     --------------------
Net income                                                                          337,008                   52,049

Dividends on preferred shares                                                       (60,444)                 (54,738)
                                                                       --------------------     --------------------

Net income (loss) applicable to common stockholders                    $            276,564     $             (2,689)
                                                                       ====================     ====================

Net income (loss) available to common stockholders
 per common share - basic and dilutive                                 $               0.05     $              (0.00)
                                                                       ====================     ====================

Weighted average common shares outstanding -
     basic and diluted                                                            5,795,200                4,792,252
                                                                       ====================     ====================

See accompanying notes to consolidated financial statements

                         Ocean West Holding Corporation
                                 and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                    Three Months            Three Months
                                                                       Ended                   Ended
                                                                 December 31, 2002       December 31, 2001
                                                                 -----------------       -----------------
                                                                                (unaudited)
Cash flows used for operating activities:
 Net income                                                      $    337,008              $     52,049
Adjustments to reconcile net income
 to net cash used for operating activities:
  Depreciation and amortization                                        48,254                    35,013
Changes in operating assets and liabilities:
 (Increase) decrease in assets:
   Restricted cash                                                    (24,639)                  132,815
   Receivable from loans sold                                      (9,087,125)              (16,355,716)
   Mortgage loans held for sale                                       889,158                  (122,930)
   Other current assets                                               (43,729)                   35,332
Decrease in liabilities:
   Accounts payable and accrued expenses                             (181,912)                 (346,130)
                                                                 ------------              ------------
   Net cash used for operating activities                          (8,062,985)              (16,569,567)
                                                                 ------------              ------------

Cash flows used for investing activities:
 Purchases of property and equipment                                  (28,925)                  (14,600)
 Issuance of notes receivable                                          (8,000)                       --
                                                                 ------------              ------------
   Net cash used for investing activities                             (36,925)                  (14,600)
                                                                 ------------              ------------

Cash flows provided by financing activities:
 Net borrowings under warehouse lines of credit                     7,842,114                16,120,767
 Issuance of long-term debt                                                --                   163,800
 Redemption of common stock                                                --                   (10,000)
 Principal repayments on long-term debt                               (28,540)                       --
 Payments on capital lease obligations                                (24,262)                  (21,594)
 Payments on notes payable, stockholders                             (184,255)                       --
 Proceeds from sale of preferred stock                                500,000                        --
 Preferred stock dividends                                            (60,444)                  (54,738)
                                                                 ------------              ------------
   Net cash provided by financing activities                        8,044,613                16,198,235
                                                                 ------------              ------------
Net decrease in cash and cash equivalents                             (55,297)                 (385,932)
Cash and cash equivalents, beginning of period                        187,862                   640,868
                                                                 ------------              ------------
Cash and cash equivalents, end of period                         $    132,565              $    254,936
                                                                 ============              ============

Supplemental disclosure of cash flow information -
 Interest paid                                                   $    229,498              $    282,151
                                                                 ============              ============
 Income taxes paid                                               $         --              $         --
                                                                 ============              ============

See accompanying notes to consolidated financial statements

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
                                   (unaudited)

(1)  Basis of Presentation:

     The accompanying unaudited interim condensed consolidated financial statements of Ocean West Holding Corporation, and it's subsidiary Ocean West Enterprises, Inc. dba Ocean West Funding (collectively the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. See annual report on Form 10-KSB regarding going concern uncertainties.

(2)  Nature of Business:

     Ocean West Holding Corporation ("Ocean West") was organized in the State of Delaware on August 15, 2000 as a holding company with negligible assets and liabilities. During March 2002, Ocean West acquired all of the issued and outstanding shares of preferred and common stock of Ocean West Enterprises, Inc. dba Ocean West Funding ("Ocean West Enterprises") in an exchange of shares. Since the shareholders of Ocean West Enterprises are the controlling shareholders of Ocean West after the exchange, Ocean West Enterprises treated the transaction as an acquisition, and the historical financial statements reflect the operations of Ocean West Enterprises, including the historical capital accounts for which there were no par value on common stock.

     Ocean West Enterprises, a California C corporation, was incorporated in November 1988 for the purpose of engaging in mortgage banking activities. It is involved in the process of originating, packaging and funding of HUD and other government-insured loans and non-government-insured loans in the United States.

(3)  Principles of Consolidation:

     The consolidated financial statements include the accounts of Ocean West and its wholly owned subsidiary, Ocean West Enterprises. All significant inter-company accounts and transactions have been eliminated.

(4)  Interim Period:

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2003.

     The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the past fiscal year ended September 30, 2002, included in the Company's Annual Report on Form 10-KSB.

     Earnings per share has been calculated based upon the weighted average number of common shares outstanding during both reporting periods. Common stock equivalents, consisting of warrants for the purchase of 3,000,000 Common Shares at $1.25 per share, which is greater than market price, as of December 31, 2002, have been excluded from diluted earnings per share because their effect would be antidilutive.

(5)  Fiscal Year:

     The Company has changed its fiscal year end from March 31 to September 30, making September 30, 2003 the end of the Company's next fiscal year.

     Item 2.   Management's Discussion and Analysis or Plan of Operation.

     General

          Ocean West is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. The Company offers a wide range of products aimed primarily at high quality, low risk borrowers. However, the Company has recently expanded into the higher risk sub-prime market to assist in efforts to diversify its lending practices. Our income mainly consists of gains from sales of mortgage loans on the secondary market and to private investors. We also generate revenues through fees such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. For the most part, we fund loans through credit facilities. The amount drawn from a line of credit for a particular loan is repaid when that loan is sold to an investor.

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

     Results of Operations

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

     Three Months Ended December 21, 2002 Compared to Three Months Ended December 31, 2001

          During the quarter ended December 31, 2002, Ocean West Enterprises made 1,222 loans with an aggregate dollar value of approximately $206 million compared to 1,286 loans with an aggregate dollar value of approximately $201 million in the quarter ended December 31, 2001. The average loan size for the quarter ended December 31, 2002 was approximately $168,600. This was an increase from $156,300 in the quarter ended December 2001. Most of the loans originated were in principal amounts between $100,000 and $180,000.

          Net revenues from origination and/or sale of loans increased to $3.292 million for the quarter ended December 31, 2002 from $2.836 million for the quarter ended December 31, 2001. The increase in revenues can be attributed to an increase in loan volume from the growth of the Company's branch system and favorable market conditions.

          Total operating expenses increased by $135,000 to $2.961 million for the quarter ended December 31, 2002 from $2.826 million for the quarter ended December 31, 2001. Salary, wages and payroll taxes were $1.511 million for the quarter ended December 31, 2002 compared to $1.648 million for the December 31, 2001. This decrease of $137,000 was due to cost cutting measures put into place in April and May of 2002 as well as improved technologies. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. These expense increased $262,038 to $1.433 million for the quarter ended December 31, 2002 from $1.171 million for the same period in 2001. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees. Other interest expense decreased by $35,283 to $6,742 for the December 31, 2002 quarter from $42,025 for the same period of 2001.

          Ocean West had a net income of $337,008 for the quarter ended December 31, 2002 compared to $52,049 for the same quarter of 2001. The significant increase for the December 31, 2002 quarter was due to the increase in loan production.

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

          Ocean West funds operations through a combination of borrowings and issuance of stock. Our primary need for operating capital is to fund mortgage loans upon closing prior to their eventual delivery to purchasers in the secondary market. Loans that are closed using the Company's own credit facilities are funded through short term borrowing on the warehouse lines of credit. Ocean West pays interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%. We typically fund these loans through our warehouse lines of credit. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such during the quarter ending December 31, 2002. We currently have three warehouse facilities, First Collateral, WarehouseOne, and Provident Consumer Financial Services.

          Currently, we fund loans primarily through a line of credit with First Collateral Services. The line of credit expires on April 30, 2003. The limit on the line of credit is $15,000,000, but is being reduced to $5,000,000 by April 30, 2003. First Collateral had in the past allowed us to exceed that limit on a regular basis, but is no longer allowing it. Our inability to maintain an adequate net worth has kept us in violation of our covenants and restrictions in our agreement with First Collateral. In the past, the lender has waived the covenants and restrictions and allowed us to continue using the warehouse line. As of January 2, 2003, First Collateral is no longer allowing the violations to continue and will no longer allow us to fund loans at previous levels. It does not appear that First Collateral will renew the line at that time. If the line is not renewed, the remaining loans will be sold into the secondary market and the line will be closed.

          Our ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. We are working to replace the First Collateral financing source by increasing our fundings with Warehouse One and we have recently been approved by Provident Consumer Financial Services for an additional source of warehousing credit. Both lines have a credit limit of $5,000,000. We are currently in negotiations with both lenders to increase these limits. The cost of using these lines is significantly higher than First Collateral. The interest rates charged on these lines are approximately 1% higher than the rate First Collateral charges. In addition, the fees associated with the WarehouseOne and Provident lines are $50 to $100 more per transaction than First Collateral. The loss of First Collateral as our primary warehouse lender will immediately increase our cost of funds and may have a material adverse impact on results of operations. To the extent we are not successful in using these alternate warehousing sources, we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our operations and financial condition.

          Ocean West Enterprises is an approved FHA mortgagee. A significant portion of our loan volume is FHA loans. The percentage of FHA loans funded in the period ended December 31, 2002 was 16% based on dollar volume, compared to 20% for the same period ended December 31, 2001. If we were to lose its FHA authority it could have a significant impact on our ability to survive. We are currently not in compliance with HUD's minimum required net worth. Management has submitted a Capital Restoration Plan with its required audit to HUD and believes that the plan will be accepted. Management believes the Company is likely to be in compliance with the HUD's required net worth by March 31, 2003.

     At the present time, our liquidity resources are minimal. We have not consistently met the HUD net worth requirements. HUD has not rescinded our certifications. If HUD rescinded our certification, we would have a significant impact on our business. At this time, management believes that we are able to fund current production levels, provided that we are able to maintain production levels sufficient to produce profits. Currently, we believe a loan volume level of at least $25,000,000 per month is necessary to do that. In the quarter ending December 31, 2002 the average was $35,271,000. These numbers reflect only fundings through the warehouse lines of credit and do not include the loans we brokered to other companies.

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

     Net cash used for operating activities for the three months ended December 31, 2002 was $8,062,985 as opposed to $16,569,567 for the three months ended December 31, 2001. The primary sources of this reduction in cash used was a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the December 31, 2001 period. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used for investing activities was $36,925 during the three months ended December 31, 2002 and was attributable to the issuance of notes receivable and purchase property and equipment. Net cash used by investing activities for the three months ended December 31, 2001 was $14,600 which was attributable to purchases of property and equipment.

     Net cash provided by financing activities for the three months ended December 31, 2002, was $8,044,613. This consisted primarily of borrowings under the warehouse lines of credit of $7,842,114. Proceeds from sale of preferred stock were $500,000. Payments of $184,255 on notes payable to stockholders, $28,540 on long-term debt and $24,262 on capital lease obligations as well as dividends paid of $60,444 offset cash provided by financial activities. Net cash provided by financing activities for the three months ended December 31, 2001 was $16,198,235. This consisted primarily of borrowings of $16,120,767 under our warehouse lines of credit. Net proceeds from issuance of long-term debt amounted to $163,800. These were offset by payments of $21,594 on capital leases. Redemption of stock of $10,000 and dividend payments of $54,738 also offset total cash provided by financing activities for the period.

     As of September 30, 2002, Ocean West Enterprises had net operating loss carryforward for Federal income tax purposes of approximately $2,057,000 and, for state reporting purposes, of approximately $1,200,000, available to reduce future taxable income, portions of which expire on various dates through 2020.

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

     . the Company's dependence on the warehouse line of credit which is being reduced and failure to comply with restrictive covenants relating to the line of credit;

     . the Company's need for additional funding sources so that its ability to originate and fund loans is not impaired; and

     . the Company's ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3. Controls and Procedures.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Ocean West v. California Mortgage Loan, David R. Nickal & Sanjesh Prasaid
Sharma: On November 22, 2002, Ocean West Enterprises filed a complaint against California Mortgage Loan in the Los Angeles Superior Court, Central District for breach of contract, common count, negligent misrepresentation and intentional misrepresentation. In compliance with the broker agreement executed by California Mortgage Loan and Ocean West Enterprises dated May 11, 1999, the Company withheld the commission payment on five loans due to previous mortgage loans that were either early payment default or misrepresented material facts. Ocean West Enterprises counter-claimed for the repurchase demand of fourteen loans due to the early payment default or misrepresented material facts. Through arbitration, the complaint of California Mortgage Loan v. Ocean West was settled. Ocean West utilized the withheld commissions to offset the established deficiency on two loans. The cross-complaint of Ocean West v. California Mortgage Loan was settled pending that California Mortgage Loan cooperate and repurchase certain loans from Ocean West Enterprises. California Mortgage Loan failed to comply with the arbitrated settlement agreement. As such, the Company was forced to reopen its cross-complaint. The defendants' responses to the reopened case were due in January 2003. A case management conference is scheduled for April 14, 2003.

     Wells Fargo Home Mortgage v. Ocean West: On March 7, 2001, Wells Fargo Home Mortgage filed a complaint against Ocean West Enterprises in the Orange County Superior Court, Central Justice Center, Santa Ana, California for breach of contract. Wells Fargo Home Mortgage alleged Ocean West Enterprises caused defaults on mortgage loans that were sold to Wells Fargo Home Mortgage in the secondary mortgage loan market. The action was settled on May 1, 2002.

Ocean West agreed to pay Wells Fargo $180,000 over two years. On December 31, 2002, the remaining balance was $127,500. Payments of $7,500 are due monthly with the remaining payment of $15,000 due April 1, 2004.

     Pratt v. Ocean West: David R. Pratt and Paula J. Pratt (collectively referred to as "Pratt") filed a complaint against Ocean West Enterprises on March 19, 2002 in the Fulton County Superior Court, Georgia for Specific Performances of a loan. Pratt did not disclose a second lien holder against their real property when Pratt attempted to refinance their mortgage loan. When Ocean West discovered the second lien holder and attempted to require the second lien holder to subordinate its lien to a new first mortgage, the second lien holder declined due to the insufficient property value. Pratt refused to obtain an appraisal report because they did not want to incur additional fees and costs and used an appraisal report which was at least two years old to entice Ocean West Enterprises to refinance the property. In addition, Pratt was delinquent on payments due under a VA loan and Ocean West Enterprises was unable to refinance. The action was settled in November 2002. Ocean West paid $3,000.

     Camarena v. Ocean West: Angelina Camarena filed an administrative complaint against Ocean West Enterprises on January 7, 2002 with the Department of Fair Employment and Housing Commission for wrongful termination. No specific claim for damages has been made yet. Camarena alleged that John Allgyer, former branch manager, terminated her employment due to the fact that she was pregnant. Ocean West Enterprises contends that Camarena caused massive disruption at the branch and was unprofessional toward the branch clients and its associates. Her actions caused her to be terminated after many unsuccessful oral reprimands. The administrative complaint was dismissed in December 2002.

Item 2. Changes in Securities.

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

Item 3.   Defaults Upon Senior Securities.

     Ocean West's primary line of credit with First Collateral Services will expire on April 30, 2003, at which time the lender is not expected to renew the line. Prior to April 30, 2003, the lender has indicated that it will reduce the lending limit on the line from $15,000,000 to $5,000,000. Ocean West is in violation of the financial covenants and restrictions as it has not been able to maintain sufficient net worth and is therefore in default, although the lender is expected to continue to lend to Ocean West under the more restrictive terms described above through April 2003. If the lender chooses to terminate the line and immediately demand repayment, the interest rate on any unpaid amounts would be increased by 4% and Ocean West would be required to pay any expenses of collection incurred by the First Collateral. First Collateral also could execute on the mortgage loans which are the collateral for the warehouse lines. Ocean West would be responsible for the difference between any amounts received by the warehouse bank upon the sale of the collateral loans and amounts sold under the line. Typically, all of the fundings under the line are short-term and the lines would most likely be substantially repaid upon the sale of the mortgages in due course without incurring large amounts of additional interest.

Item 6.   Exhibits and Reports on Form 8-K.

-------------------------------------------------------------------------------------------
                                                                    Exhibit        Page
                                                                 Table Number     Number
                                                                 ------------     ------
-------------------------------------------------------------------------------------------
I.   Articles of Incorporation and Bylaws                              3
-------------------------------------------------------------------------------------------
     (i)   Certificate of Incorporation of Ocean West Holding
           Corporation                                                              +
-------------------------------------------------------------------------------------------
     (ii)  Bylaws of Ocean West Holding Corporation                                 +
-------------------------------------------------------------------------------------------
II.  Instruments Defining the Rights of Security Holders               4
-------------------------------------------------------------------------------------------
     (i)   Common Stock Purchase Warrant Agreement Between
           Ocean West Holding Corporation and Registrar and
           Transfer Company                                                         x
-------------------------------------------------------------------------------------------
III. Additional Exhibits                                              99
-------------------------------------------------------------------------------------------
     (i)   Certifications - Chief Executive Officer, Marshall
           L. Stewart                                                               18
-------------------------------------------------------------------------------------------
     (ii)  Certifications - Chief Financial Officer, Daryl S.
           Meddings                                                                 19
-------------------------------------------------------------------------------------------
     (iii) Certification - (S) 906 - Chief Executive Officer,
           Marshall L. Stewart                                                      20
-------------------------------------------------------------------------------------------
     (iv)  Certification - (S) 906 - Chief Financial Officer,
           Daryl S. Meddings                                                        21
-------------------------------------------------------------------------------------------

+ Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.

x Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-86484).

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Ocean West Holding Corporation



                               By:   /s/ Marshall L. Stewart
                                     -------------------------------------------
                                     Marshall L. Stewart, President and
                                     Chief Executive Officer

                                     Date: February 11, 2003



                               By:   /s/ Daryl S. Meddings
                                     -------------------------------------------
                                     Daryl S. Meddings, Executive Vice President
                                     and Chief Financial Officer

                                     Date: February 11, 2003