Form 10QSB
period 2003-03-31
OCEAN WEST HOLDING CORP
filed 2003-05-20
CIK 1104538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 333-86484

Ocean West Holding Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	71-0876952
(State of incorporation)	(IRS Employer Identification Number)

15991 Redhill Avenue, Suite 110 Tustin, California 92780

(Address of principal executive offices)

(714) 247-4220

(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class B and Class D Common Stock, $.01 Par Value,

5,585,104 Common Shares, 210,096 Class B Common Shares and 0 Class D Common Shares as of May 16, 2003

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

Exhibit Index at page 13.

This document consist of 17 pages.

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(unaudited)

March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$192,692
Restricted cash	326,099
Receivable from loans sold	15,158,707
Mortgage loans held for sale	2,284,645
Due from related party	57,605
Prepaid and other current assets	451,364

Total current assets	18,471,112

Property and equipment, net	346,526

Other assets:
Originated mortgage servicing rights	41,827
Property held for sale	65,144
Deposits	22,548

Total other assets	129,519

Total assets	$18,947,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,422,985
Client trust payable	326,099
Current maturities of long-term debt	83,075
Current maturity of capital lease obligation	41,510
Warehouse lines of credit	16,472,058

Total current liabilities	18,345,727
Long-term liabilities:
Long-term debt, less current maturities	123,778
Accrued expenses	22,500
Amount due to related party	15,000
Notes payable—stockholders, less current maturities	303,147

Total long-term liabilities	464,425
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 250 shares issued and outstanding	3
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value 30,000,000 shares authorized, 5,585,104 issued and outstanding	55,851
Additional paid-in capital	1,791,952
Accumulated deficit	(3,300,402)

Total stockholders’ equity	137,005

Total liabilities and stockholders’ equity	$18,947,157

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Revenues:
Revenues from origination and sale of mortgage loans, net	$3,055,379	$1,805,062	$6,354,029	$4,683,269

Operating expenses:
Salaries and wages	1,306,253	1,218,836	2,638,689	2,684,304
Payroll taxes	262,805	194,582	441,370	377,402
Other general and administrative expenses	1,447,580	1,137,688	2,844,515	2,280,545
Depreciation & amortization	15,646	26,963	62,273	61,976

Total operating expenses	3,032,284	2,578,069	5,986,847	5,404,227

Income (loss) from operations	23,095	(773,007)	367,182	(720,958)

Provision for income taxes	—	—	—	—

Net income (loss)	23,095	(773,007)	367,182	(720,958)
Dividends on preferred shares	50,010	49,526	110,454	104,264

Net (loss) income applicable to common shareholders	$(26,915)	$(822,533)	$256,728	$(825,222)

Net income (loss) applicable to common shareholders per common share basic and diluted	$0.00	$(0.18)	$0.05	$(0.19)

Weighted average number of common shares outstanding basic and diluted	5,585,104	4,507,204	5,585,104	4,444,314

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Cash flows provided by (used for) operating activities:
Net income (loss)	$367,182	$(720,958)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,273	61,976
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	(209,622)	137,466
Receivable from loans sold	6,254,326	7,618,159
Mortgage loans held for sale	(2,761,662)	1,579,239
Prepaid and other current assets	(15,003)	304,317
Decrease in liabilities:
Accounts payable and accrued expenses	(194,841)	(437,742)
Client trust payable	209,622	—

Net cash provided by operating activities	3,712,275	8,542,457

Cash flows (used for) provided by investing activities:
Purchases of property and equipment	(33,468)	(314)
Net change in notes receivable	(8,000)	9,884

Net cash (used for) provided by investing activities	(41,468)	9,570

Cash flows provided by financing activities:
Net payments under warehouse lines of credit	(3,544,788)	(8,857,225)
Redemption of common stock	—	(10,000)
Principal repayments on long-term debt	(43,429)	(16,716)
Payments on capital lease obligations	(53,051)	(73,006)
Payments on notes payable, stockholders	(164,255)	—
Repurchase of series M preferred	(250,000)	—
Proceeds from sale of preferred stock	500,000	—
Preferred stock dividends	(110,454)	(104,274)

Net cash used for financing activities	(3,665,977)	(9,061,221)

Net increase (decrease) in cash and cash equivalents	4,830	(509,194)
Cash and cash equivalents, beginning of period	187,862	625,985

Cash and cash equivalents, end of period	$192,692	$116,791

Supplemental disclosure of cash flow information –
Interest paid	$405,273	$475,074

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

(unaudited)

(1)	Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Ocean West Holding Corporation, and it’s subsidiary Ocean West Enterprises, Inc. dba Ocean West Funding (collectively the “Company”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(2)	Nature of Business:

Ocean West Holding Corporation (“Ocean West”) was organized in the State of Delaware on August 15, 2000 as a holding company with negligible assets and liabilities. During March 2002, Ocean West acquired all of the issued and outstanding shares of preferred and common stock of Ocean West Enterprises, Inc. dba Ocean West Funding (“Ocean West Enterprises”) in an exchange of shares. Since the shareholders of Ocean West Enterprises are the controlling shareholders of Ocean West after the exchange, Ocean West Enterprises treated the transaction as a recapitalization, and the historical financial statements reflect the operations of Ocean West Enterprises.

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

(4)	Going Concern:

The Company has historically had recurring losses from operations and sustained negative cash flows from operations and as of April 30, 2003, the warehouse line of credit with First Collateral Services has expired. The Company had not maintained the HUD minimum net worth requirements. Management believes the following arrangements will be sufficient to fund its capital expenditures, working capital requirements, and other cash requirements through September 30, 2003.

The Company intends to operate as a public company and issue shares of stock in which the proceeds shall be used to increase business and cash flow.

The Company is forecasting an increase in total loan funding in the fiscal year ending September 30, 2003.

The Company is in negotiations with lenders to establish new lines of credit with terms, conditions and covenants suitable to the Company’s financial position.

There can be no assurance the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be on terms satisfactory to the Company.

(5)	Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2003.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended September 30, 2002, included in the Company’s Annual Report on Form 10-KSB.

Earnings per share has been calculated based upon the weighted average number of common shares outstanding during both reporting periods. Common stock equivalents, consisting of warrants for the purchase of 3,000,000 Common Shares at $1.25 per share, which is greater than market price, as of March 31, 2003, have been excluded from diluted earnings per share because their effect would be antidilutive.

(6)	Fiscal Year:

The Company has changed its fiscal year end from March 31 to September 30, making September 30, 2003 the end of the Company’s next fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

The uncertainty that potentially has the single largest effect on the results of operations of Ocean West Enterprises is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple—as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

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

During the last five fiscal years, we have had operating losses and in the year prior to those, had a significant decrease in operating income. Management attributes the decrease in income and increase in loss to the following:

•	Broker fraud resulting in loss on two loans of approximately $250,000 which was recognized in fiscal year 1998

•	Decrease in loan volume resulting from the adoption of stricter pre-funding quality control measures

•	Costs of operating the telemarketing division which was shut down

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

During the quarter ended March 31, 2003, Ocean West Enterprises funded 1,169 loans with an aggregate dollar value of approximately $215 million compared to 953 loans with an aggregate dollar value of approximately $160 million in the quarter ended March 31, 2002. The average loan size for the quarter ended March 31, 2003 was approximately $185,000, which was an increase from an average loan size of $167,700 for the quarter ended March 31, 2002. Most of the loans originated were in principal amounts between $100,000 and $180,000.

Net revenues from origination and/or sale of loans increased to $3.1 million for the quarter ended March 31, 2003 from $1.8 million for the quarter ended March 31, 2002. The increase in revenues can be attributed to an increase in loan volume from the growth of the Company’s branch system and favorable market conditions.

Total operating expenses increased by $455,000 to $3.0 million for the quarter ended March 31, 2003 from $2.6 million for the quarter ended March 31, 2002. Salary, wages and payroll taxes were $1.6 million for the quarter ended March 31, 2003 compared to $1.4 million for the March 31, 2002. The increase of $156,000 was primarily due to an increase in office staff in the various branch locations which was needed to support the additional loan production. Other general and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. These expenses increased $310,000 to $1.4 million for the quarter ended March 31, 2003 from $1.1 million for the same period in 2002. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees.

Ocean West had a net income of $23,095 for the quarter ended March 31, 2003 compared to a net loss of $773,007 for the same quarter of 2002. The significant increase in income for the March 31, 2003 quarter was due to the increase in loan production.

Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002

During the six months ended March 31, 2003, Ocean West Enterprises made 2,391 loans with an aggregate dollar value of approximately $421 million compared to 2,486 loans with an aggregate dollar value of approximately $397 million in the six months ended March 31, 2002. The average loan size for the six month period ended March 31, 2003 was approximately $177,000. This was an increase from an average loan size of $160,000 in the six month period ending March 2002. Most of the loans originated were in principal amounts between $100,000 and $180,000.

Net revenues from origination and/or sale of loans increased to $6.4 million for the six months ended March 31, 2003 from $4.7 million for the six months ended March 31, 2002. The increase in revenues can be attributed to an increase in the loan size from the growth of the Company’s branch system and favorable market conditions.

Total operating expenses increased by $583,000 to $6.0 million for the six months ended March 31, 2003 from $5.4 million for the six months ended March 31, 2002. Salary, wages and payroll taxes were $3.08 million for the six months ended March 31, 2003 compared to $3.06 million for the six months ended March 31, 2002. The increase of $18,000 was primarily due to the increase in office staff at the various branch locations, which was needed to support the additional loan production. Other general and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. These expenses increased $564,000 to $2.8 million for the six months ended March 31, 2003 from $2.3 million for the same period in 2002. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees. Depreciation and amortization for the first six months of both fiscal year 2003 and 2002 were approximately $62,000.

Ocean West had net income of $367,182 for the six month period ended March 31, 2003 compared to a net loss of $720,958 for the same period of 2002. The significant increase in income for the six month period ended on March 31, 2003 quarter was due to the increase in loan production.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on liquidity. The warehouse facilities limit the amount that may be advanced on each loan funded. Therefore, cash must be used to fund the additional dollars needed to close escrow. Thus, it is crucial that the loan volume closely is monitored closely.

Ocean West funds operations through a combination of borrowings and issuance of stock. The primary need for operating capital is to fund mortgage loans upon closing prior to their eventual delivery to purchasers in the secondary market. Loans that are closed using the Company’s own credit facilities are funded through short term borrowing on the warehouse lines of credit. Ocean West pays interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%. Typically the loans are funded through the warehouse lines of credit. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such during the six months which ended March 31, 2003. Currently the Company has two warehouse facilities, Warehouse One and Provident Consumer Financial Services.

Until recently Ocean West has funded the majority of its loans through First Collateral Services. First Collateral ceased providing Ocean West funds under the line effective April 30, 2003. The balance on the line is being paid off as the loans securing the line are sold. Currently, the Company is funding loans through a line of credit with Provident Consumer Financial Services and Warehouse One. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8 million and Warehouse One lending limit is at $5 million.

The Company’s ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. The interest rates charged on these lines currently used by Ocean West to fund loans are approximately 1% higher than the rate First Collateral charged. The fees associated with the Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loss of First Collateral as the primary warehouse lender has increased Ocean West’s cost of funds, limited its ability to fund a higher volume of loans and may have a material adverse impact on results of operations. To the extent the Company is not successful in using these alternate warehousing sources, Ocean West may have to curtail its mortgage loan origination activities, which would also have a material adverse effect on the operations and financial condition.

To help addressing the lower limits on the lines of credit, in March 2003, the Company began participating in a “fast funding” program offered by Union Federal Bank, one of the regular purchases of its loans. The program has significantly eased the restraints on funding imposed by the limits on the lines of credit by allowing the Company to remove loans that are funded through the warehouse lines in a shorter period of time, freeing up the line for new loans. Participation in the program is an additional $150 fee per loan. The program is designed to roll loans on and off the warehouse facility within 48 to 72 hours of funding. However, the Company does not receive the profits from the loan at the time it is taken off the warehouse facility. The profits are paid when the file has been reviewed and cleared, typically within seven to ten days, which is consistent with the company’s current revenue recognition policy.

Ocean West Enterprises is an approved FHA mortgagee. A portion of its loan volume is FHA loans. The percentage of FHA loans funded in the period ended March 31, 2003 was 9% based on dollar volume, compared to 11% for the same period ended March 31, 2002. If Ocean West were to lose its FHA authority it could have a significant impact on its ability to survive. We are currently not in compliance with HUD’s minimum required net worth. Management has submitted a Capital Restoration Plan with its required audit to HUD and is waiting for HUD’s response.

At the present time, Ocean West’s liquidity resources are minimal. The Company has not consistently met the HUD net worth requirements. HUD has not rescinded Ocean West’s certifications. If HUD rescinded the certification, this would have a significant impact on the business. At this time, management believes that it is able to fund current production levels, provided that the Company is able to maintain production levels sufficient to produce profits. Currently Ocean West depends on a mix of loans that it funds in house and loans that it brokers which are funded through other entities. The mix of in house funded and brokered loans affects its profitability. In the quarter ended March 31, 2003, the average monthly loan volume of in house funded and brokered loans was $70,110,500 with approximately 35% being in house funded loans. This mix of in house funded and brokered loans resulted in a profitable quarter. Other mixes at the same volume or the same mix at a different volume may not provide profitable results.

In the future, Ocean West hopes to be able to increase its capital and liquidity so that loan production can be increased. Management believes that, in the long-term, a development of the marketing of its stock should aid in increasing capital. Management intends to retain earnings for the foreseeable future to help increase liquidity and anticipates that the share price will be high enough so that some of the warrants are exercised. Future offerings are possible, although management does not currently have any specific offering plans.

In the short term, management’s goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. Management believes that the increase in net income will aid liquidity.

During the first six months of fiscal 2003 and 2002 the Company had net cash provided by operating activities of $3.7 and $8.5, respectively. The primary sources of this reduction in cash used was a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the six month period ending March 31, 2002. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

Net cash used for investing activities during the first six months of fiscal 2003 was $41,000 and was attributable to the issuance of notes receivable and purchase property and equipment. For the six months ended March 31, 2002, net cash provided by investing activities was $9,570. The difference between the two was due to equipment purchases of $33,000 during the 2003 period.

Net cash used for financing activities for the six months ended March 31, 2003, was $3.7 million. This consisted primarily of payments under the warehouse lines of credit of $3.5 million. Repurchase of Series M preferred stock was $250,000. Proceeds from sale of preferred stock were $500,000. Payments of $164,000 on notes payable to stockholders, $43,000 on long-term debt and $53,000 on capital lease obligations as well as dividends paid of $110,000 offset cash provided by financial activities for the period. Net cash used for financing activities for the six months ended March 31, 2002 was $9.1 million. This consisted primarily of payments of $8.9 million under the warehouse lines of credit. Payments of dividends of $104,000, payments of $73,000 on capital lease obligations and payments of $17,000 on principal on long-term debt were also made as well as $10,000 spent to redeem common stock.

As of September 30, 2002, Ocean West Enterprises had net operating loss carryforward for Federal income tax purposes of approximately $2,057,000 and, for state reporting purposes, of approximately $1,200,000, available to reduce future taxable income, portions of which expire on various dates through 2020.

Other Factors Relating to Forward-Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.

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

Some of the more prominent known risks and uncertainties of Ocean West’s business are set forth below. However, this section does not discuss all possible risks and uncertainties to which Ocean West is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

•	the Company’s continuing losses;

•	the Company’s failure to continuously meet HUD minimum net worth requirements;

•	the Company’s dependence on the warehouse lines of credit which has been reduced and past failures to comply with restrictive covenants relating to its lines of credit;

•	the Company’s need for additional funding sources so that its ability to originate and fund loans is not impaired and

•	the Company’s ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within the ninety days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Ocean West v. California Mortgage Loan, David R. Nickal & Sanjesh Prasaid Sharma: On November 22, 2002, Ocean West Enterprises filed a complaint against California Mortgage Loan in the Los Angeles Superior Court, Central District for breach of contract, common count, negligent misrepresentation and intentional misrepresentation. In compliance with the broker agreement executed by California Mortgage Loan and Ocean West Enterprises dated May 11, 1999, the Company withheld the commission payment on five loans due to previous mortgage loans that were either early payment default or misrepresented material facts. Ocean West Enterprises counter-claimed for the repurchase demand of fourteen loans due to the early payment default or misrepresented material facts. Through arbitration, the complaint of

California Mortgage Loan v. Ocean West was settled. Ocean West utilized the withheld commissions to offset the established deficiency on two loans. The cross-complaint of Ocean West v. California Mortgage Loan was settled pending that California Mortgage Loan cooperate and repurchase certain loans from Ocean West Enterprises. California Mortgage Loan failed to comply with the arbitrated settlement agreement. As such, the Company was forced to reopen its cross-complaint. Mediation is to be completed by July 15, 2003 and, if mediation fails trial is scheduled for October 2003.

Wells Fargo Home Mortgage v. Ocean West: On March 7, 2001, Wells Fargo Home Mortgage filed a complaint against Ocean West Enterprises in the Orange County Superior Court, Central Justice Center, Santa Ana, California for breach of contract. Wells Fargo Home Mortgage alleged Ocean West Enterprises caused defaults on mortgage loans that were sold to Wells Fargo Home Mortgage in the secondary mortgage loan market. The action was settled on May 1, 2002. Ocean West agreed to pay Wells Fargo $180,000 over two years. On May 1, 2003, the remaining balance was $90,000. Payments of $7,500 are due monthly with the remaining payment of $15,000 due April 1, 2004.

Poehlman v. Jochen, et al: Arthur Poehlman filed a complaint against Tracy Jochen et at to cease a foreclosure proceeding because Poehlman did not receive the pay off funds when Jochen refinanced his home with Ocean West. Jochen was an employee of Ocean West. As such, Poehlman claims that the transaction was completed with unclean hand. Unfortunately, Ocean West was not aware of Jochen’s activities pertaining to his loan, such as unsupported appraisal report and forged notice of reconveyance. In addition, Title Company provided Jochen with the notice of reconveyance to have Poehlman execute same instead of communicating same directly to Poehlman. Ocean West’s errors and omissions insurance agreed to defend this claim. In addition, Ocean West’s attorneys are in the process of filing a claim against title policy and errors and omissions against the appraiser. Trial which was scheduled for May 27, 2003 has been postponed pending a possible settlement among the parties.

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

Item 6. Exhibits and Reports on Form 8-K.

			Exhibit Table Number	Page Number
I.	Articles of Incorporation and Bylaws		3
	(i)	Certificate of Incorporation of Ocean West Holding Corporation		+
	(ii)	Bylaws of Ocean West Holding Corporation		+
II.	Instruments Defining the Rights of Security Holders		4
	(i)	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company		x
III.	Additional Exhibits		99
	(i)	Certifications—Chief Executive Officer, Marshall L. Stewart		14
	(ii)	Certifications—Chief Financial Officer, Daryl S. Meddings		15
	(iii)	Certification—§ 906-Chief Executive Officer, Marshall L. Stewart		16
	(iv)	Certification—§ 906-Chief Financial Officer, Daryl S. Meddings		17

+	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.

x	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-86484).

(b)	There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

By:	/s/ MARSHALL L. STEWART
Marshall L. Stewart, President and Chief Executive Officer

Date: May 16, 2003

By:	/s/ DARYL S. MEDDINGS
Daryl S. Meddings, Executive Vice President and Chief Financial Officer

Date: May 16, 2003