Form 10QSB
period 2003-06-30
OCEAN WEST HOLDING CORP
filed 2003-08-14
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 000-49971

Ocean West Holding Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	71-0876952
(State of Incorporation)	(IRS Employer Identification Number)

15991 Redhill Avenue, Suite 110
Tustin, California 92780
(Address of Principal Executive Offices)

(714) 247-4200
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,586,104 shares of Common Stock, 210,096 shares of Class B Common Stock and 0 shares of Class D Common Stock outstanding as of August 14, 2003

Transitional Small Business Disclosure Format:                     Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

2

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$403,465
Restricted cash	77,961
Receivable from loans sold	6,633,774
Mortgage loans held for sale	1,532,887
Due from related party	57,605
Prepaid and other current assets	906,328

Total current assets	9,612,020

Property and equipment, net	440,973

Other assets:
Originated mortgage servicing rights	45,771
Deposits	22,548

Total other assets	68,319

Total assets	$10,121,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,275,509
Client trust payable	77,961
Current maturities of long-term debt	375,000
Current maturity of capital lease obligation	75,700
Warehouse lines of credit	7,632,214

Total current liabilities	9,436,384
Long-term liabilities:
Long-term debt, less current maturities	85,000
Capital lease obligations, less current maturities	65,956
Amount due to related party	15,000
Notes payable – stockholders	340,647

Total long- term liabilities	506,603
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 100 shares issued and outstanding	1
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value 30,000,000 shares authorized, 5,586,104 issued and outstanding	55,861
Additional paid-in capital	1,643,193
Accumulated deficit	(3,110,331)

Total stockholders’ equity	178,325

Total liabilities and stockholders’ equity	$10,121,312

The accompanying notes are an integral part of these financial statements.

3

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenues:
Revenues from origination and sale of mortgage loans and commissions, net	$3,337,055	$2,583,037	$9,691,084	$7,266,306

Operating expenses:
Salaries and wages	1,337,229	1,353,902	3,975,918	4,038,206
Payroll taxes	221,788	179,766	663,158	557,168
Other general and administrative expenses	1,501,278	1,297,353	4,345,793	3,577,903
Depreciation & amortization	37,608	34,810	99,881	96,781

Total operating expenses	3,097,903	2,865,831	9,084,750	8,270,058

Income (loss) from operations	239,152	(282,794)	606,334	(1,003,752)

Provision for income taxes	—	—	—	—

Net income (loss)	239,152	(282,794)	606,334	(1,003,752)
Dividends on preferred shares	49,082	45,193	159,536	149,457

Net (loss) income applicable to common shareholders	$190,070	$(327,987)	$446,798	$(1,153,209)

Net income (loss) applicable to common shareholders per common share basic and diluted	$0.03	$(0.06)	$0.08	$(0.24)

Weighted average number of common shares outstanding basic and diluted	5,795,409	5,406,400	5,795,270	4,762,646

The accompanying notes are an integral part of these financial statements.

4

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Cash flows provided by operating activities:
Net income (loss)	$606,334	$(1,003,752)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,881	96,781
Loss on sale of property	39,040	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	38,516	129,775
Receivable from loans sold	12,685,430	2,233,358
Mortgage loans held for sale	83,925	1,616,539
Prepaid and other current assets	(475,519)	186,474
Decrease in liabilities:
Accounts payable and accrued expenses	(364,817)	34,021
Client trust payable	(38,516)	(129,775)

Net cash provided by operating activities	12,674,274	3,163,421

Cash flows used for investing activities:
Purchases of property and equipment	(33,974)	(31,175)
Net change in notes receivable	(8,000)	9,884
Proceeds from the sale of property	26,104	—

Net cash used for investing activities	(15,870)	(21,291)

Cash flows used for financing activities:
Net payments under warehouse lines of credit	(12,384,632)	(3,747,534)
Redemption of common stock	—	(10,000)
Proceeds from short-term debt	300,000	44,825
Principal (repayments) borrowings on long-term debt	(90,282)	(50,597)
Payments on capital lease obligations	(82,846)	(97,143)
(Payments) borrowings on notes payable, stockholders	(126,755)	243,679
Repurchase of series M preferred	(400,000)	—
Proceeds from sale of preferred stock	500,000	—
Preferred stock dividends	(159,536)	(149,468)
Exercise of warrants	1,250	—

Net cash used for financing activities	(12,442,801)	(3,766,238)

Net increase (decrease) in cash and cash equivalents	215,603	(624,108)
Cash and cash equivalents, beginning of period	187,862	625,985

Cash and cash equivalents, end of period	$403,465	$1,877

Supplemental disclosure of cash flow information -
Interest paid	$448,194	$616,617

Income taxes paid	$—	$—

Supplemental non-cash investing and financing activities
Capital lease obligations incurred for the purchase of office equipment	$129,940	$—

The accompanying notes are an integral part of these financial statements.

5

Notes to Consolidated Financial Statements
June 30, 2003 and 2002
(unaudited)

(1)           Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Ocean West Holding Corporation, and its subsidiary Ocean West Enterprises, Inc. dba Ocean West Funding (collectively the “Company”), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

(2)           Nature of Business:

Ocean West Holding Corporation (“Ocean West”) was organized in the State of Delaware on August 15, 2000 as a holding company with negligible assets and liabilities. During March 2002, Ocean West acquired all of the issued and outstanding shares of preferred and common stock of Ocean West Enterprises, Inc. dba Ocean West Funding (“Ocean West Enterprises”) in an exchange of shares. Since the shareholders of Ocean West Enterprises are the controlling shareholders of Ocean West after the exchange, Ocean West Enterprises treated the transaction as recapitalization, and the historical financial statements reflect the operations of Ocean West Enterprises.

Ocean West Enterprises, a California corporation, was incorporated in November 1988 for the purpose of engaging in mortgage banking activities. It is involved in the process of originating, packaging and funding of HUD and other government-insured loans and non-government-insured loans in the United States.

(3)           Principles of Consolidation:

The consolidated financial statements include the accounts of Ocean West and its wholly owned subsidiary, Ocean West Enterprises. All significant inter-company accounts and transactions have been eliminated.

(4)           Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2003.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended September 30, 2002, included in the Company’s Annual Report on Form 10-KSB.

Earnings per share has been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(5)           Fiscal Year:

The Company has changed its fiscal year-end from March 31 to September 30, making September 30, 2003 the end of the Company’s next fiscal year.

(6)           Investment:

During the quarter ended June 30, 2003, the Company sold its investment in a house for $26,104. A loss on the sale of $39,040 was recorded.

(7)           Capital Lease Obligations:

In April 2003, the Company entered into a capital lease obligation totaling $54,506. The agreement calls for monthly payments of $2,510 through April 2005. The agreement is secured by office equipment.

In May 2003, the Company entered into a capital lease obligation totaling $75,435. The agreement calls for monthly payments of $2,590 through May 2006. The agreement is secured by office equipment.

The following is a schedule, by years, of future minimum lease payments required under the capital lease obligations, together with the present value of the net minimum lease payments:

September 30,
2003	$30,552
2004	76,358
2005	43,622
2006	15,537

Total minimum lease payments	166,039
Lease amount representing interest	24,383

Present value of net minimum lease payments	141,656
Less current maturities	75,700

$65,956

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

General

                Ocean West is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. We offer a wide range of products and historically, we primarily have targeted high quality, low risk borrowers. However, we recently expanded into the higher risk sub-prime market to assist in efforts to diversify our lending practices. Our income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. During fiscal 2003, we have funded approximately 20% of our loans through our warehouse credit facilities. Typically, the amount drawn from our warehouse lines of credit for a particular loan is repaid when the loan is sold in the secondary mortgage market or to an investor.

                We face strong competition in originating, purchasing and selling mortgage loans and related mortgage servicing rights. Our competition is principally from savings and loans associations, other mortgage companies, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. In addition to offering a wide range of competitive products, we believe we compete with these entities through our efforts to provide helpful and timely service to mortgage brokers and borrowers alike. Many of these institutions have greater financial resources than we do and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans that we are able to originate and purchase. If we are unable to compete effectively, our operations and financial condition could be materially and adversely affected.

                Ocean West changed its fiscal year-end subsequent to March 31, 2002 from March 31 to September 30 effective in 2002. The reasons for the change were a reduction in auditing costs as fewer companies use a September 30 year-end and to aid in HUD reporting.

Results of Operations

                We believe that interest rate trends potentially have the single largest effect on our results of operations. Trends in interest rates are not only important to our refinance business, but are also very important in the purchase market. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple - as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, mortgage bankers like us are more negatively affected by a rising interest rate market than banks. Banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers like us are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but we believe banks still retain a competitive advantage.

                Historically inflation has an impact on us because inflation typically impacts interest rates. As the threat of inflation becomes more of a concern, interest rates tend to rise. This result is based upon the perception that the Federal Reserve will revise short-term interest rates to keep inflation in check. This concern ultimately affects mortgage rates.

                Our revenues are currently derived approximately two-thirds from sale of loans and one-third from fees generated in connection with such sales. Revenues generated from the sale of a loan vary based on loan type and size. Premiums paid can range from 1/8% to 5% of the loan amount. Conventional conforming loans have lowest profit margins while alternative A and sub-prime loans have higher premiums. Sub-prime loans typically have the largest margins. Fees received also vary depending on loan type and origination source and generally range from $495 to $995 per loan.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

                During the quarter ended June 30, 2003, we funded 1,521 loans with an aggregate dollar value of approximately $287 million compared to 993 loans with an aggregate dollar value of approximately $151 million in the quarter ended June 30, 2002. The average loan size for the quarter ended June 30, 2003 was approximately $189,000, which was an increase from an average loan size of $152,500 for the quarter ended June 30, 2002. Most of the loans originated were in principal amounts between $100,000 and $180,000.

                Net revenues from origination and/or sale of loans increased to $3.3 million for the quarter ended June 30, 2003 from $2.6 million for the quarter ended June 30, 2002. The increase in revenues can be attributed to an increase in loan volume from the growth of our branch system and favorable mortgage market conditions.

                Total operating expenses increased by $233,000 to $3.1 million for the quarter ended June 30, 2003 from $2.9 million for the quarter ended June 30, 2002. Salary, wages and payroll taxes were $1.6 million for the quarter ended June 30, 2003 compared to $1.5 million for the June 30, 2002. The increase in salary, wages and payroll taxes was primarily due to an increase in office staff in the various branch locations which was needed to support the additional loan production. Other general and administrative expenses consist primarily of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses increased $204,000 to $1.5 million for the quarter ended June 30, 2003 from $1.3 million for the same period in 2002. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees.

                We had a net income of $239,152 for the quarter ended June 30, 2003 compared to a net loss of $282,794 for the same quarter of 2002. The significant increase in income for the June 30, 2003 quarter was due to the increase in loan production.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002

                During the nine months ended June 30, 2003, we made 3,912 loans with an aggregate dollar value of approximately $708 million compared to 3,479 loans with an aggregate dollar value of approximately $548 million in the nine months ended June 30, 2002. The average loan size for the nine month period ended June 30, 2003 was approximately $181,000. This was an increase from an average loan size of $158,000 in the nine month period ending June 2002. Most of the loans originated were in principal amounts between $100,000 and $180,000.

                Net revenues from origination and/or sale of loans increased to $9.7 million for the nine months ended June 30, 2003 from $7.3 million for the nine months ended June 30, 2002. The increase in revenues can be attributed to an increase in the loan size from the growth of the Company’s branch system and favorable mortgage market conditions.

                Total operating expenses increased by $815,000 to $9.1 million for the nine months ended June 30, 2003 from $8.3 million for the nine months ended June 30, 2002. Salary, wages and payroll taxes were $4.6 million for the nine months ended June 30, 2003 compared to $4.6 million for the nine months ended June 30, 2002. The increase of $44,000 was primarily due to the increase in office staff at the various branch locations, which was needed to support the additional loan production. Other general and administrative expenses consist primarily of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses increased $768,000 to $4.3 million for the nine months ended June 30, 2003 from $3.6 million for the same period in 2002. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees.

                Ocean West had net income of $606,334 for the nine month period ended June 30, 2003 compared to a net loss of $1,003,752 for the same period of 2002. The significant increase in income for the nine month period ended on June 30, 2003 quarter was due to the increase in loan production.

Liquidity and Capital Resources

                Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume were to increase too rapidly, we believe the increase could have a severe impact on our liquidity. Our warehouse credit facilities limit the amount that may be advanced on each loan funded. Therefore, cash must be used to fund the additional dollars needed to close escrow. Thus, it is crucial that we closely monitor our loan volume.

                Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During fiscal 2003, we have funded approximately 20% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 5.5% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such during the nine months ended June 30, 2003.

                Our ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. Until recently we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. Currently, we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8 million and the Warehouse One lending limit is at $5 million. The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The fees associated with the Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources; we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

                To help address the lower limits on the lines of credit, in March 2003, we began participating in a “fast funding” program offered by Union Federal Bank, one of the regular purchasers of our loans. This program has significantly eased the restraints on funding imposed by the limits on the lines of credit by allowing us to remove loans that are funded through the warehouse lines in a shorter period of time, freeing up the line for new loans. Participation in the program is an additional $150 fee per loan. The program is designed to roll loans on and off the warehouse facility within 48 to 72 hours of funding. However, we do not receive the profits from the loan at the time it is taken off the warehouse facility. The profits are paid when the file has been reviewed and cleared, typically within seven to ten days, which is consistent with our current revenue recognition policy.

               We currently believe that we will be able to fund current production levels, provided that we are able to maintain production levels sufficient to produce profits. Currently we depend on a mix of loans that we fund in house and loans that we broker which are funded through other entities. The mix of in house funded and brokered loans affects our profitability. In the three months ended June 30, 2003, the average monthly loan volume of in house funded and brokered loans was $95,782,000 with approximately 20% being in house funded loans. This mix of in house funded and brokered loans resulted in a profitable quarter. Other mixes at the same volume or the same mix at a different volume may not provide profitable results.

               Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. In the short term, our goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. Management believes that the increase in net income will aid our liquidity.

               In the future, we hope to be able to increase our capital and liquidity so that our loan production can be increased. Management believes that, in the long-term, the development of an active trading market for our Common Stock should aid in our ability to raise capital. Future equity and/or debt offerings are possible, although we currently do not have any specific offering plans. However, if we are unable to generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt and/or equity financings. We cannot assure that debt or equity financings will be available as required. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs.

Cash Flows

               During the first nine months of fiscal 2003 and 2002 we had net cash provided by operating activities of $12.7 million and $3.2 million, respectively. The primary sources of this increase in cash used was a increase in the amount of mortgage loans held for sale and receivables from loans sold over the nine month period ending June 30, 2002. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

               Net cash used for investing activities during the first nine months of fiscal 2003 and 2002 was $16,000 and $21,000 which was attributable to the issuance of notes receivable and purchase property and equipment.

               Net cash used for financing activities for the nine months ended June 30, 2003 was $12.4 million. This consisted primarily of payments under the warehouse lines of credit of $12.4 million. Repurchase of Series M preferred stock was $400,000. Proceeds from sale of preferred stock were $500,000. Payments of $127,000 on notes payable to stockholders, $90,000 on long-term debt, $82,800 on capital lease obligations and borrowings of $300,000 from short-term debt as well as dividends paid of $160,000 offset cash provided by financial activities for the period. Net cash used for financing activities for the nine months ended June 30, 2002 was $3.6 million. This consisted primarily of payments of $3.8 million under the warehouse lines of credit. Payments of dividends of $149,000, payments of $97,000 on capital lease obligations and payments of $51,000 on principal on long-term debt were also made as well as $10,000 spent to redeem common stock. Borrowings from short-term debt totaled $44,800.

               As of September 30, 2002, we had net operating loss carry forward for Federal income tax purposes of approximately $2,057,000 and, for state reporting purposes, of approximately $1,200,000, available to reduce future taxable income, portions of which expire on various dates through 2020.

Regulatory Trends

               The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate sub-prime lending opportunities.

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

               In the event we need to raise additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

               Some of the more prominent known risks and uncertainties of our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

•	Our losses from period to period;

•	Our failure to continuously meet HUD minimum net worth requirements;

•	Our failure to continue to be an approved FHA mortgagee;

•	Our dependence on the warehouse lines of credit which has been reduced and our past failures to comply with restrictive covenants relating to its lines of credit;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

               Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as of June 30, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, these officers have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls

              During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

               We are party to claims from time to time, not required to be disclosed in accordance with Item 103 of Regulation S-B. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 2.     Changes in Securities.

               Ocean West registered the issuance of 5,247,676 shares of Common Stock and warrants to purchase an aggregate of 3,000,000 shares of Common Stock pursuant to a registration statement (SEC file number 333-86484) which became effective on August 12, 2002. On August 12, 2002 all of the warrants and 300,000 of the shares of Common Stock were sold to the underwriter, Monogenesis Corporation, most of which were distributed by Monogenesis to its shareholders as described in the registration statement. Each warrant was exercisable by the holders to purchase one share of Common Stock at a price of $1.25 per share through June 12, 2003. . The remaining shares registered represent the 3,000,000 shares of Common Stock underlying the warrants and 1,965,776 shares of Common Stock held by selling security holders. Ocean West received $13,104 for such shares and warrants which it used as working capital. In June 2003, 1,000 warrants were exercised with net proceeds of $1,250 received by Ocean West which it used as working capital. The remaining warrants expired by their terms as of June 30, 3003. There were no other net offering proceeds to Ocean West as the unexercised warrants expired.

              The selling security holders are expected to offer their shares for sale from time to time (but not through Monogenesis). The offering price for the sale of selling shareholder shares until the shares were quoted on the OTC Bulletin Board was $1.70 per share. Ocean West does not know the amount, if any, of shares sold by selling shareholders.

              In November 2002, we issued 500 shares of our Series M preferred stock to one investor, at a purchase price of $1,000 per share for net cash proceeds of $500,000. The issuance was made in reliance of Section 4(2) of the Securities Act of 1933.

Item 4.     Submission of Matters to a Vote of Security Holders.

               Not applicable.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)    Exhibits

           See Index of Exhibits on page 14.

(b)   Reports on Form 8-K

          The Company filed a report on Form 8-K dated June 13, 2003 under Item 5, disclosing the resignation of a director.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

Date: August 14, 2003
	By:	/s/ MARSHALL L. STEWART

Marshall L. Stewart President and Chief Executive Officer

Date: August 14, 2003
	By:	/s/ DARYL S. MEDDINGS

Daryl S. Meddings Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

OCEAN WEST HOLDING CORPORATION
Quarterly Report on Form 10-QSB
For the Quarter Ended June 30, 2003

INDEX OF EXHIBITS

Description of Exhibit		Exhibit Table Number*	Number
Articles of Incorporation and Bylaws		3

(i)	Certificate of Incorporation of Ocean West Holding Corporation		3.1(1)
(ii)	Bylaws of Ocean West Holding Corporation		3.2(1)

Instruments Defining the Rights of Security Holders		4

(i)	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company		4.1(2)

302 Certifications		31

(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1

(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2

906 Certifications		32

(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**		32.1

*       Pursuant to Item 601 of Regulation S-B.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (SEC File No. 333-95927) filed on February 1, 2000.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (File No. 333-86484) filed on April 18, 2002.

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.