Form 10KSB
period 2003-09-30
OCEAN WEST HOLDING CORP
filed 2004-01-13
CIK 1104538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49971

Ocean West Holding Corporation

(Name of small business issuer in its charter)

Delaware	71-0876952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15991 Redhill Avenue, Suite 110

Tustin, California 92780
(Address of principal executive offices)

Issuer’s telephone number: (714) 247-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of this Act:

Common Shares, $0.01 par value per share

Common Stock Purchase Warrants

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      The issuer’s revenues for its most recent fiscal year ended September 30, 2003 were $13,156,597.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 5, 2003 was $422,356.

      The number of shares outstanding of each of the issuer’s classes of common equity as of December 30, 2003 was: 5,586,104 common shares, 210,096 Class B common shares and 0 Class D common shares.

      Transitional Small Business Disclosure Format          Yes ☐          No ☑

PART I

Item 1.	Description of Business.

      Ocean West Holding Corporation (“Ocean West”) was formed in Delaware on August 15, 2000 as the holding company of Ocean West Enterprises, Inc., a California corporation. The holding company received all of the shares of Ocean West Enterprises in exchange for shares of its stock effective March 11, 2002.

      Ocean West Enterprises was incorporated in November 1988 in the state of California and is engaged in the business of mortgage banking/brokering. We principally operate under the name of Ocean West Funding. All references herein to “Ocean West”, the “Company”, “us”, “our”, and “we”, include Ocean West and its consolidated subsidiary, unless the context otherwise requires.

Overview

      We are a retail and wholesale mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one-to-four units. The company offers a wide range of products aimed primarily at high quality, low risk borrowers. Under our current business strategy, we will make most of our loans to:

•	purchase existing residences

•	refinance existing mortgages

•	consolidate other debt

•	finance home improvements, education or similar needs

      Ocean West primarily originates conventional mortgage loans, which meet Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) standards. The Company also originates, to a lesser degree, Federal Housing Authority “FHA” loans. Ocean West continues to expand into the higher risk Alternative A/ Sub-prime market to assist in efforts to diversify its lending practices.

      We give our borrowers a credit grade through two basic methods. One is through an underwriter that knows and understands the end investors’ credit requirements and grades the borrowers accordingly. The other is through automated underwriting systems used by many investors including Fannie Mae and Freddie Mac. In the automated system, the borrower’s credit information is entered into a computer-driven underwriting system that analyzes the data and runs a credit report. The majority of the Company’s production is secured by first priority mortgages. Based on dollar volume, for fiscal year ended September 30, 2003 approximately 90% of the total funded loans were in the first position of loans originated by us and are secured by a first priority mortgage. The remaining mortgages are typically in a second position.

Products

      Ocean West offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

•	Conforming Mortgage Products — Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

•	FHA/VA — Thirty-year fully amortizing adjustable or fixed rate program — adjustable rate program indexed to the one-year treasury featuring a cap of annual interest rate increases of 1% and a life cap on increases of 5%.

•	Alt A/Sub Prime Mortgage Products — Alternative-A/ Sub-Prime loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons. These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value (“LTV”) guidelines. These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Saxon Mortgage.

•	Second Mortgage Program — Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

•	JUMBO Loans — Adjustable and fixed rate loan program for loans that exceed the loan limits set by the FNMA (Fannie Mae) and the FHLMC (Freddie Mac). These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

•	Non-Conforming Loans — Fixed-rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

Loan Origination

      We originate both purchase and refinance mortgage loans. The percentage of refinance loans as compared to total volume for the year ended September 30, 2003 was 69.7% and 59% for the six month period ending September 30, 2002, as compared to 61% for the fiscal year ended March 31, 2002.

      We originate loans primarily through three different channels. The first is directly through our “corporate” retail division. This division deals directly with the client. Most of the retail loans are referred to us through real estate agents or past clients. The remaining clients are generated through various marketing techniques such as direct mail, telemarketing, or various lead providers. The corporate retail loans comprised 20.3% of our loan volume for the year ended September 30, 2003 as compared to 18% for the six month period ended September 30, 2002 and 4% for the fiscal year ended March 31, 2002.

      The second method of origination is through our “net branch” network of retail branches. A net branch is a retail branch where all related branch expenses must be paid for through branch revenues and the manager of the branch is compensated only through the branch profits. We have concentrated on developing this area of our business in recent months because we believe this is one of the most cost effective and efficient ways to increase loan originations. The net branches comprised 56.7% of the loan volume in the fiscal year ended September 30, 2003 as compared to 49% for the six month period ended September 30, 2002 and 50% for the fiscal year ended March 31, 2002.

      As of September 30, 2003 we had 78 retail “net branches” in 29 states. These branches are located in areas close to potential borrowers and referral sources. Being located near these referral sources better enables the Company in developing referral business. Our goal is to continue to develop and maintain recurring referral sources. To supplement branch business, we continue to develop lead programs through various providers.

      The third method of origination is the wholesale channel which represents loans solicited through mortgage brokers. A loan broker generally receives commissions on the individual loan transactions submitted by the broker. Commissions vary based upon loan type, loan amount, interest rate and fees charged by the broker. Average commissions are approximately $3,880 per loan transaction. The loan officer will be compensated from the commissions earned. The typical compensation to the loan officer ranges from 55% to 75% of the total commissions earned. This division comprised 9.5% of our total loan volume for the fiscal year ended September 30, 2003 as compared to 33% for the six month period ended September 30, 2002 compared to 46% for fiscal year ended March 31, 2002.

      We incur certain costs in originating loans, including general and administrative expenses, salary and commission expenses, out-of-pocket expenses, and interest due on borrowings on the warehouse line of credit.

Underwriting Process

      Loans originated through the corporate retail division or net branches require processing. Processing procedures very depending on specific loan program and investor requirements. Loan applications are reviewed and verified for accuracy. The verification process includes, but is not limited to: (i) evaluation of the borrower’s credit worthiness by obtaining a formal credit report through an approved credit agency, (ii) third party verification of the applicant’s income and deposit information, and (iii) obtaining a preliminary title and appraisal report. Once processing is complete, the file is sent on to underwriting.

      Regardless of how a loan is generated, all loans must be underwritten in accordance with guidelines set forth by management and the secondary market investors. Some underwriting criteria include borrower income and credit worthiness, loan-to-value ratios, property condition and type, insurance requirements and investor requirements. Our underwriting guidelines also comply with those guidelines set forth by the FNMA, FHLMC, FHA, Veterans Administration (“VA”) and private institutional investors. The underwriting guidelines are intended to aid in evaluating the credit history of the potential borrower, the capacity of the borrower to repay the mortgage loan, the value of the real property, which will secure the loan, and the adequacy of such property as collateral for the proposed loan. The loan terms, including interest rate and maximum loan-to-value ratio, are determined based upon the underwriter’s review of the loan application and related data and the application of the underwriting guidelines.

      We employ only experienced underwriters. Our Underwriting Manager must approve the hiring of all underwriters, including those who will be located in a regional or branch office. Our underwriters must have had either substantial underwriting experience or substantial experience with us in other aspects of the mortgage finance industry before becoming part of the underwriting department. All underwriters are required to participate in ongoing training, including regular supervisory critiques of each underwriter’s work. We believe that our underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments.

      The level of income verification varies with program type. The underwriting guidelines include four levels of documentation requirements for applicants, which are referred to as the “Full Documentation,” “Lite Documentation,” “Stated Income Documentation,” and “No Documentation” programs. The purchasers in the secondary market dictate the level of income documentation required for a specific loan. Except for the No Documentation programs, where verification of income is not required, we review:

•	the applicant’s source of income;

•	calculate the amount of income from sources listed on the loan application or other documentation;

•	review the credit history of the applicant;

•	calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan;

•	review the type and use of the property being financed; and

•	review the property.

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

      In most cases, our underwriters determine the applicant’s ability to repay the loan using: (a) a qualifying rate that is equal to the stated interest rate on fixed-rate loans, (b) the initial interest rate on loans which provide for three years of fixed interest rate and payments before the initial interest rate adjustment, or (c) 2% above the initial interest rate on other adjustable-rate loans. The underwriting guidelines require that mortgage loans be underwritten following a standard procedure that complies with applicable federal and state laws and regulations. It also requires our underwriters to be satisfied of the value of the property to be mortgaged based upon a review of the appraisal. In general, the maximum principal amount of loans originated under our conventional program is $650,000; however, management may approve and make larger loans on a case-by-case basis. Larger loans also require approval by the intended purchaser of the loan.

      Automated underwriting systems are rapidly becoming the industry standard when underwriting conventional loans. These systems can be used for underwriting loan programs such as FHA and VA; and at times specific investors require their use. The two primary systems are the FNMA’s Desktop Underwriter and the FHLMC’s Loan Prospector. Over the past few years, the trend has moved toward the exclusive use of these systems. We currently underwrite over half of the loans originated using these systems. We are also in the process of developing it own proprietary underwriting system to aid in the process of underwriting those loan programs that can not be underwritten by the Desktop Underwriter or Loan Prospector.

      Management evaluates the underwriting guidelines on an ongoing basis and periodically modifies them to reflect current assessments of various issues relating to underwriting analysis. In addition, as new loan products are developed, we adopt underwriting guidelines that we believe are appropriate for the new products. All loans are underwritten to the standards of the intended purchasers of the loans. The Company makes certain representations and warranties customary in the industry relating to, among other things, accurate information, program standards, and compliance with laws and regulations. If we are found to have breached such a representation or warranty, we could be required to repurchase the loan.

Quality Control

      We have implemented a loan quality control process to help enforce sound lending practices and compliance with our policies and procedures as well the compliance requirements of agencies such as HUD, Fannie Mae and the requirements of other purchasers of mortgages. Prior to funding a loan, we perform a “pre-funding quality control audit” in which our staff re-verifies the borrower’s credit history and employment, using automated services as well as verbal verifications. In addition, an independent appraiser appraises properties that will potentially secure the mortgage loans. A qualified licensed independent appraiser must conduct all appraisals and the appraisal must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation. Our personnel also review every appraisal to confirm the adequacy of the property as collateral prior to funding.

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

Loan Funding

      Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%. Ocean West currently has approval for $13,000,000 in warehouse capability. Ocean West has its primary warehouse line of $8,000,000 with Provident Consumer Financial Services. A second line of $5,000,000 is with Warehouse One. The line with Warehouse One continues to renew itself on an annual basis. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements and the personal guarantees of our primary shareholders, Marshall Stewart and Daryl Meddings.

Ocean West repays the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

      The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is in compliance with its lender under the new amended agreement. Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

      Our ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. Until recently we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The fees associated with the Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans. To the extent we are not successful in using these alternate warehousing sources, we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our operations and financial condition.

      To help address the lower limits on the lines of credit, in March 2003, we began participating in a “fast funding” program offered by Union Federal Bank, one of the regular purchasers of our loans. This program has significantly eased the restraints on funding imposed by the limits on the lines of credit by allowing us to remove loans that are funded through our warehouse lines of credit in a shorter period of time, freeing up the line for new loans. Participation in the program is an additional $150 fee per loan. The program is designed to roll loans on and off the warehouse lines of credit within 48 to 72 hours of funding. However, we do not receive the profits from the loan at the time it is taken off the warehouse lines of credit. The profits are paid when the file has been reviewed and cleared, typically within seven to ten days, which is consistent with our current revenue recognition policy.

Sale of Loans

      The percentage of originated loans that were funded using the Company’s warehouse lines of credit was 29.3% of the total dollar volume for the year ended September 30, 2003. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

      Most of our loans are purchased by the following institutional investors: GreenPoint Mortgage Funding Inc., Indy Mac Bank F.S.B., Banco Popular, First Nationwide Mortgage Corporation, First Horizon Home Loan Corporation, ABN Amro Mortgage Group, Inc. (Interfirst), U.S. Bank, F.S.B., Union Federal Bank, Credit Suisse First Boston, Washington Mutual, F.A., Lehman Brothers Bank, F.S.B. (Aurora), and Suntrust Mortgage, Inc.

      Purchasers of loans vary from time to time as the purchasers get in and out of the market. For the year ended September 30, 2003 four buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: Union Federal purchased 27%, Credit Suisse First Boston purchased 15%, U.S. Bank purchased 11%, and First Nationwide purchased 10%. For the six month period ended September 30, 2002, two buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: First Nationwide purchased approximately 15% and U.S. Bank purchased approximately 12%. For the fiscal year ended March 31, 2002, First Nationwide purchased approximately 17%. Our secondary marketing department chooses the purchaser for a particular loan. Commitments to purchase loans are made on a loan-by-loan basis. We are not required to provide a certain number of loans to any purchaser.

      Occasionally, two to three times per year, we are required to repurchase loans from investors. The repurchase price is equal to the amount of the original purchase price, plus interest and fees associated with the loan, less any payments made by the borrower. Our disposition of the loan upon repurchase depends upon the reason for the repurchase. In most cases, the repurchase occurs because the investor believes the loan does not meet guidelines. Usually, in these cases, we are able to sell the loan to another investor as a seasoned loan with a payment history in three to six months time. In the event of resale, there is little ultimate effect on our results of operations other than a delay in recognition of income. In some cases, based upon our historical experience a loss potential of ten to fifteen percent of the loan balance does exist. If the loan is not resalable as is, we generally work with the borrower to refinance the loan into a different loan program. On rare occasions, we are unable refinance or sell the loan and are forced to hold the loan for a longer period of time. When this occurs, the institution extending us the warehouse line of credit will require us to pay down the credit facility at a rate of 10% of the principal balance per month until paid in full.

Mortgage Loan Servicing Rights

      We currently sell the servicing rights on essentially all the loans we fund. At the time the loan is sold, the purchaser of the loan typically pays us a premium for the release of the servicing rights. The premium is paid for the right to collect the servicing fees for the period the loan remains on the investor’s books. A typical spread for an “A” grade loan is  1/4 of 1% annually. In the past, we occasionally retained servicing rights, but no longer do so on a regular basis. Since we are not currently set up to service loans in-house, we contract with a third party to sub-service any loans for which we have servicing rights. The sub-servicer is responsible for accepting and posting all payments, maintaining escrow accounts and reporting to the end investors, such as Fannie Mae. For this service, we typically pay the sub-servicer a monthly fee averaging $6 to $7 per loan. As of September 30, 2003, the sub-servicer sub-serviced 54 loans with approximately $6,427,517 in total principal balance. The amounts paid to the sub-servicer will decline as the loans are paid off.

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

      Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated licensing requirements in additional states. We currently hold licenses or exemption certificates in thirty-five states. We do not have operations or significant loan activity in all of these states at this time. Our current operations and loan activity is primarily in California. California originations made up 59% of our total volume based on units. Other states that we originated more than 1% of our total volume based on units were Arizona (4.6%), Oregon (3.6%), Connecticut, Kansas, Mississippi, Missouri, Nevada, Texas, and Tennessee (2%), and Florida, Illinois, Indiana, Louisiana, Massachusetts and Washington (1%).

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

      The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”). The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no “independent directors” on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent “financial experts” on our board of directors. As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations.

      We conduct telemarketing sales through which a portion of our retail loan business is generated. In October 2003, a national do-not-call registry which a consumer can join to prevent unwanted telemarketing calls became operational pursuant to rules promulgated by the Federal Communications Commission as required by the Telephone Consumer Protection Act of 1991. In addition, a number of states have enacted laws regulating telemarketing sales activities some of which establish do-not-call registries and we will be required to comply with this new national registry and will be prohibited from placing unsolicited marketing calls to any consumer who has placed their name in the registry.

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

Competition

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

Employees

      As of December 30, 2003, we had approximately 475 employees of which 387 are primarily employed in sales approximately 50 in clerical positions and the remaining 14 employees in administrative positions.

Item 2.	Description of Property.

      The Company’s principal operating offices are located at 15991 Redhill Ave., Suites 100 &110, Tustin, California. We lease approximately 16,320 square feet of office space under a lease the current term of which expires November 30, 2007. The two founding shareholders, Marshall Stewart and Daryl Meddings, personally guaranteed the lease. Rent is currently $34,059 per month plus overrides and increases annually beginning December 1, 2003 to $35,972 for the last year of the term. We have the right to renew the lease for one additional sixty-month term. During the renewal term, the rent will be adjusted to the then current market rate. We also have 78 branch offices of which all are leased. The branch offices are leased properties of varying types. Lease periods are typically twenty-four to thirty-six months in length. The average lease payment is approximately fifteen-hundred dollars per month per office.

      The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

      Our primary branch offices are located at:

Name	Address

Ocean West Funding	3260 E. Indian School Rd.	Phoenix, AZ 85018
Ocean West Funding	12221 W. Bell Rd., #120	Surprise, AZ 85374
Ocean West Funding	1237 S. Val Vista Dr., #123	Mesa, AZ 85204
Ocean West Funding	10970 Arrow Route, Ste. 210	Rancho Cucamonga, CA 91730
Pacific Loan Company	40258 Hwy. 41, Ste. A	Oakhurst, CA 93644
Ocean West Funding	25950 Acero, Suite 310	Mission Viejo, CA 92691
Ocean West Funding	1954 Placentia Ave., #206	Costa Mesa, CA 92627
Victory Financial	211 Bulen St.	Roseville, CA 95678
Visionary Mortgage	3353 Bradshaw Rd., #226	Sacramento, CA 95827
Ocean West Funding	441 Lanfanco Cir.	Sacramento, CA 95835
Capital Mortgage Solutions	6929 Sunrise Blvd., Ste. 206	Citrus Heights, CA 95610
Ocean West Funding	1215 Thomaston Ave. Bldg. 2, Ste. 7	Waterbury, CT 06704
Gold Star Mortgage	3737 N. Meridian St., #204	Indianapolis, IN 46208
Ocean West Funding	12510 W. 62 Terrace, #105	Shawnee, KS 66216
Americor	605 N. Causeway	Mandeville, LA 70470
Federal Street Mortgage	800 Federal St.	Andover, MA 01810
Straight Line Mortgage	17125 S.W. Boones Ferry Rd.	Lake Oswego, OR 97071
Ocean West Funding	2320 East North St.	Greenville, SC 29650
Ocean West Funding	3245 Whitebrook, #100	Memphis, TN 38118
Ocean West Funding	5998 Knight Arnold Rd.	Memphis, TN 38115
No Bull Mortgage	9805 NE 116th St., #7473	Kirkland, WA 98034

Item 3.     Legal Proceedings.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended September 30, 2003.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      Ocean West Holding Corporation began trading on August 12, 2002 and shares of our common stock are listed on the over-the-counter bulletin board (OTCBB) governed by the NASD. Our common stock trades under the symbol “OWHC” and the warrants trade under the symbol “OWHCW”. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Trading of our common stock has been minimal with limited or sporadic quotations and therefore we believe there is no established public market for the common stock. There is no established public market for the warrants.

      The following table sets forth the high and low bid quotations per share or warrant of the Company’s registered securities for each quarter during the last two fiscal years, as reported by OTCBB.

			Common Stock
	Common Shares		Purchase Warrants

	High	Low	High	Low

Year Ended September 30, 2002:
August 12, 2002-September 30, 2002	$0.30	$0.15	None	None
Year Ended September 30, 2003:
Quarter Ended December 31, 2002	$0.51	$0.15	None	None
Quarter Ended March 31, 2003	$0.35	$0.15	None	None
Quarter Ended June 30, 2003	$0.20	$0.07	None	None
Quarter Ended September 30, 2003	$0.40	$0.13	None	None

      As of September 30, 2003 there were 1,137 holders of record of the common shares, two holders of record of the Class B common shares, no holders of record of the Class D common shares, and no holders of record of the common stock purchase warrants.

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

      Except as described below, there were no sales of unregistered securities by Ocean West during the year ended September 30, 2003. In November 2002, we issued 500 shares of our Series M preferred stock to one investor, at a purchase price of $1,000 per share for net cash proceeds of $500,000. The issuance was made in reliance of Section 4(2) of the Securities Act of 1933. During fiscal year ended September 30, 2003, the Company redeemed all 500 shares of its Series M preferred stock for $1000 per share.

      Ocean West registered 5,247,676 common shares and 3,000,000 common stock purchase warrants on a registration statement (file number 333-86484) which became effective on August 12, 2002. On August 12, 2002 all of the warrants and 300,000 of the shares were sold to the underwriter, Monogenesis Corporation, most of which were distributed by Monogenesis to its shareholders as described in the registration statement. Each warrant may be exercised by holders to purchase one common share at a price of $1.25 per share through June 12, 2003. The remaining shares registered represent the 3,000,000 common shares underlying the warrants and 1,965,776 shares held by security holders. Ocean West received $13,104 for such shares and warrants which it used as working capital. In June 2003, 1,000 warrants were exercised with net proceeds of $1,250 received by Ocean West which it used as working capital. The remaining warrants expired in accordance with their terms as of June 30, 2003. There were no other net offering proceeds to Ocean West as the unexercised warrants expired.

      The selling security holders are expected to offer their shares for sale from time to time (but not through Monogenesis). The offering price for the sale of selling shareholder shares until the shares were quoted on the OTC Bulletin Board was $1.70 per share. Ocean West does not know the amount, if any, of shares sold by selling shareholders.

Item 6.     Management’s Discussion and Analysis or Plan of Operation.

      This section should be read in conjunction with Item 7. Financial Statements.

Forward-Looking Statements

      Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In

addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

Critical Accounting Policies

      As set forth in greater detail in the Footnote (1) to Ocean West’s financial statements “Summary of Significant Accounting Policies”, the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

      Pursuant to SFAS No. 91, the Company capitalizes its loan origination costs, including an amount of its payroll and related costs which are directly attributable to the credit origination process. The measurement of such capitalizable costs requires the use of some judgments by management, as to the portion of such costs associated with credit origination and with other activities.

      Disclosure, pursuant to SFAS No. 107, is required of the fair value of financial instruments. However, since most of the Company’s financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

New Accounting Pronouncements

      In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB’s conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of

SFAS 150 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations

      Our revenues are currently derived primarily from loan origination fees and net gain on the sale of mortgage loans. Revenues generated from the sale of a loan vary based on loan type and size. Premiums paid can range from 1/8% to 5% of the loan amount with an average premium. Conventional conforming loans have lower premiums while government and Alternative A and Sub-Prime products have higher premiums. Fees received also vary depending on loan type and origination source and generally range from $495 to $995 per loan. For example, typically FHA refinance loans generate $495 in fees and conventional conforming loans generate $995 in fees.

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

Year Ended September 30, 2003 Compared to Six Month Period Ended September 30, 2002 and Year Ended March 31, 2002

      During the fiscal year ended September 30, 2003, we made 5,928 loans with an aggregate dollar value of approximately $1,128,717,574 compared to 2,252 loans with an aggregate dollar value of approximately $366,435,891 for six months ended September 30, 2002 and 4,269 loans with an aggregate dollar value of approximately $669,512,900 for fiscal year ended March 31, 2002. Most of the loans originated were in principal amounts between $100,000 and $180,000.

      Net revenues from origination and/or sale of loans increased 142% from the six month period ending September 30, 2002. Annualizing the shortened period would result in an increase of 21%. The increase is primarily due to lower interest rates and favorable market conditions. Net revenues from origination and/or sale of loans decreased 49% from $10.5 million for fiscal year ended March 31, 2002. However, revenues for the Company actually increased 3% over the previous year if the earnings for the shortened year ended September 30, 2002 are annualized, as compared to March 31, 2002.

      As a percentage, total operating expenses were 97.4% of the total revenues for the year ended September 30, 2003, as compared to 99.6% of total revenues for the six month period ending September 30, 2002 and 103% for the fiscal year ended March 31, 2002. Salary, wages and payroll taxes represented 50.5% of total revenues as compared to 51.9% of total revenues for the six month period ending September 30, 2002 and 56.8% of total revenues for the year ended March 31, 2002. As a percentage of total revenues, administrative expenses decreased 0.6% for the year ended September 30, 2003 and for the six month period ending September 30, 2002, administrative expenses expressed as a percentage of total revenues, increased 1.3% as compared to the fiscal year ended March 31, 2002. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance, office expenses and interest. Salaries, wages and payroll taxes increased slightly as a percentage of total revenues as the Company began downsizing its corporate costs during the later part of the fiscal year ended September 30, 2003, of which impact is not annualized. Rent, insurance and related office expenses increased slightly towards the end of the fiscal year ended September 30, 2003 as the Company increased its corporate square footage by 3,160 square feet, due to moving our retail division from another location into the corporate location in order to increase efficiencies. As a percentage of revenues, depreciation and amortization remained about the same at 1.5% of total revenues for the year ended September 30, 2003 as compared to 1.7% for the six month period ending September 30, 2002 and 1.2% for the year ended March 31, 2002.

      Ocean West had income from operations of $340,086 for the year ended September 30, 2003 compared to $21,108 for the six month period ended September 30, 2002 and a loss of $282,894 from operations for the fiscal year ended March 31, 2002. We had a net income of $321,883 for the year ended September 30, 2003, a net loss of $201,426 for the six month period ended September 30, 2002 compared to a net loss of $284,494 for the fiscal year ended March 31, 2002. However, the net loss for the six month period ended September 30, 2002 was due to a one-time stock and warrants compensation expense due to Ocean West moving from a private to a public company. If that expense is excluded, we had net income before taxes of $21,128.

Liquidity and Capital Resources

      Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. If our loan volume increases too rapidly, the increase could have a severe impact on our liquidity. Our warehouse credit facilities limit the amount that may be advanced on each loan funded. Therefore, cash must be used to fund the additional dollars needed to close escrow. The revenue is not recognized until the loan is sold. Thus, it is crucial that we closely monitor loan volume.

      Since inception through September 30, 2003, the Company has suffered recurring losses from operations, we have incurred aggregate net losses of $3,452,000. In addition, the Company was not in compliance with certain loan covenants under one of its warehouse lines of credit as of September 30, 2003. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2003 consolidated financial statements, which are included with this annual report.

      Net cash provided by operating activities for the year ended September 30, 2003 was $12,125,089 compared to net cash used for operating activities for the six month period ended September 30, 2002 of $7,847,296 compared to net cash provided by operating activities of $8,307,135 for the fiscal year ended March 31, 2002. The primary sources of cash provided for the year ended September 30, 2003 was from a decrease in mortgage loans held for sale of $12,607,709. The primary use of cash for the six month period ended September 30, 2002 was receivables for loans sold of $8,235,272. The primary sources of this cash provided in for fiscal year 2002 was from a decrease in mortgage loans held for sale and receivables from loans sold which were significantly larger than at the end of fiscal year 2003. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

      Net cash used in investing activities during the year ended September 30, 2003 was $12,674, which was primarily used to purchase property and equipment of $43,383 which was offset by the proceeds from the sale of property of $26,104 and the collection of notes receivable of $4,605. Net cash used in investing activities during the six month period ended September 30, 2002 was $111,094, which was used to purchase property and equipment in the amount of $61,489 and issuance of notes receivable in the amount of $49,605. Net cash used in investing activities during fiscal year ended March 31, 2002 was $20,505 which was used to purchase property and equipment of $55,146 offset by the collection of $34,641 in notes receivable.

      Net cash used for financing activities for the year ended September 30, 2003 was $11,842,308 consisting primarily of payments under the warehouse line of credit of $11,983,870, and payments of $489,197 on notes payable and long-term debt (including stockholder notes payable), payment of $108,297 on capital leases, preferred stock dividends of $216,729 and $500,000 for the redemption of preferred stock. These items were offset by proceeds from notes payable and long-term debt of $915,888, proceeds from the exercise of warrants of $1,250, as well as proceeds from the issuance of preferred stock of 500,000. Net cash provided by financing activities for the sixth month period ended September 30, 2002 was $8,029,461 consisting primarily of borrowings under the warehouse line of credit of $7,612,802, proceeds from long-term debt (including notes payable to stockholders) of $613,135, proceeds from issuance of common stock of $10,104 and proceeds from the sale of warrants of $3,000. These items were offset by payments of $55,845 on long-term debt, $53,847 on capital leases and preferred stock dividends of $99,888. For fiscal year ended March 31, 2002 net cash used by financing activities was $8,639,858, also consisting primarily of net payments under the warehouse lines of credit of $8,485,197 and including proceeds from the issuance of preferred stock of $300,000. These were offset by payments of $52,411 on long-term debt, $85,792 on capital leases, $110,500 for redemption of preferred stock, $195,958 of preferred stock dividends and $10,000 for redemption of common stock.

      Based on dollar volume, during the year ended September 30, 2003 we funded approximately 24% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 5.5% per annum. The average time between funding a mortgage and the receipt of proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such for the year ended September 30, 2003.

      Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Until recently we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of September 30, 2003 the outstanding balance with First Collateral Services was $846,266. As of September 30, 2002, the outstanding balance on the line of credit with First Collateral Services was $18,304,412. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at 8% and the rate on September 30, 2002 was 4.311%.

      Currently we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of September 30, 2003 the outstanding balance with Provident Consumer Financial Services and Warehouse One was $6,455,760 and $712,950, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is in compliance with its lender under the new amended agreement. There is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

      At September 30, 2003 the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services and Warehouse One were approximately 4.43% and 5.61%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources; we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

      At the present time, our liquidity resources are minimal. We are currently not in compliance and have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the year ended September 30, 2003 was 9.2% based on dollar volume, compared to 24% for the six month period ended September 30, 2002, compared to 21% for the year ended March 31, 2002. In addition, we frequently draw in excess of the maximum amount provided for in the agreement on the primary line of credit.

      In the past, we have also funded operations through the issuance of our equity securities. From April 1, 2000 through September 30, 2002, we received proceeds of $335,000 from the issuance of 1,340 shares of Ocean West Enterprises common stock which were exchanged for 187,600 common shares of Ocean West, $1,057,505 from the issuance of Ocean West Enterprises and Ocean West preferred stock. From April 1, 2000 through September 30, 2002, we redeemed $10,000 of common stock, redeemed $185,500 of preferred stock, converted 3,700 shares of preferred stock with a total stated value of $967,500 to common stock, issued 250,400 Class B common shares in connection with the exchange of shares of Ocean West Enterprises, converted 40,304 shares of Class B common stock to 40,304 shares of common stock, issued 388,800 common shares in connection with the distribution under the registration statement which became effective in August 2002 and received $10,104 in proceeds for such shares, and paid dividends on preferred stock of $471,873. Of the shares that were redeemed, $54,000 was redeemed in connection with a write off of a note receivable.

      In March 2002, 3,700 shares of the outstanding preferred stock of Ocean West Enterprises were exchanged for 774,000 common shares of Ocean West based on the following formula: stated value divided by five with the result multiplied by four. Ocean West Enterprises also redeemed 15 shares of the preferred stock. The remaining 5,855 preferred shares were exchanged for 5,855 preferred shares of Ocean West. In September 2002, the Company issued 500 shares of Preferred Stock Series M at a price of $1,000 per share.

      During fiscal year ended September 30, 2003, we incurred capital lease obligations of $129,939 for equipment purchases. No capital leases were incurred during the six months year ended September 30, 2002. During fiscal year ended March 31, 2002, we incurred capital lease obligations of $130,920 for new telephones and related equipment and computer equipment.

      Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2004. In response to the reduction in loan volume due to the rising interest rate market that began in July 2003, we have reduced fixed overhead primarily through staff reductions. So long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2004. However, we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production. Additionally, we believe a development of a market in our stock should aid in increasing capital. We intend to retain earnings for the foreseeable future to help increase liquidity. Future offerings are possible, although we do not currently have any specific offering plans. In the event we are required to raise additional equity financing, there can be no assurance that any such equity financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

      In the short term, our goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. We believe that an increase in net income will aid liquidity.

Interest Rate Risks

      The uncertainty, which potentially has the single largest effect on the results of operations of the Company, is interest rate trends. Trends in interest rates are not only important to the refinance business, but are also very important in the purchase market as well. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple — as interest rates get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, a rising interest rate market is more difficult for mortgage bankers like us to deal with than for banks. The reason for this is that banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but banks still retain a competitive advantage.

      Inflation has an impact on us because it typically has an impact on interest rates. As the threat of inflation becomes more of a concern, interest rates tend to rise. This result is based upon the perception that the

Federal Reserve Bank will revise short-term interest rates to keep inflation in check. This concern ultimately affects interest rates.

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

      We protect against interest rate risks to the extent we can by pre-selling most loans to investors prior to funding, locking in rates and returns. The method of locking in rates and returns varies from investor to investor. Some investors will commit to rates by telephone while others require written commitments via facsimile or e-mail. The investor responds with a commitment or trade number upon confirmation. At that point, the rate and purchase price for that loan are guaranteed for a definite period of time. We have the option with most investors to lock in rates for either a best efforts or mandatory delivery. A mandatory delivery brings the best price, typically 1/4 of 1% higher, but requires us to deliver the loan within the committed time frame. If we do not meet the deadline, we may have to pay a penalty, usually ranging from $300 to $1,000. The lock period that we give to the broker/borrower is typically a minimum of five days before the loan package needs to be delivered to the investor. The loan must be in “fundable” form when it is delivered to the investor. This means that both the credit and the collateral packages must be complete. If this is not the case, which happens rarely, the investor may re-price the loan. In such event, if the market has deteriorated, we have some interest rate risk.

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

Risk Factors Relating to Our Business and Our Industry

      Some of the more prominent known risks and uncertainties of our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant.

•	the Company has suffered recurring losses from operations, has an accumulated deficit and was not in compliance with a certain loan covenant under one of its warehouse lines of credit as of September 30, 2003, that raise substantial doubt about the Company’s ability to continue as a going concern;

•	the Company’s dependence on the warehouse lines of credit, the limits of which have been reduced, and failure to comply with a restrictive covenant relating to the lines of credit;

•	the Company’s need for additional funding sources so that its ability to originate and fund loans is not impaired; and

•	the Company’s ability to compete with banks and other mortgage lenders that are significantly larger.

      If we are unable to maintain adequate funding sources, our ability to originate and fund loans will be impaired. Our ability to originate and purchase mortgage loans depends to a large extent upon our ability to secure financing upon acceptable terms to fund and hold the mortgage loans until sold. We currently fund all but a few of the mortgage loans we purchase and originate through credit facilities with commercial banks and financial institutions collateralized by loan purchase agreements. On rare occasions, we fund loans out of cash flow without using our credit facilities. These agreements are generally terminable at will by either party and must be renewed each year. Our borrowings are in turn repaid with proceeds received when mortgage loans are sold. We currently rely on Provident Consumer Financial Services and Warehouse One to provide our primary credit facilities for our loan originations and purchases. Any failure to renew or obtain adequate funding under our financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on our business, results of operations and financial condition. To the extent we are not successful in maintaining or replacing existing financing, we may have to curtail our mortgage loan origination and purchase activities, which could have a material adverse effect on our operations and financial condition.

      In the past, we have also funded operations through the issuance of our preferred stock. In the event we are required to raise additional equity financing, there can be no assurance that any such equity financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

      We were not in compliance with restrictive covenants imposed by our warehouse lender at September 30, 2003 and if we do not comply with the restrictive covenants, they could demand repayment at any time. Ocean West also has a $5,000,000 warehouse line of credit with Warehouse One. The balance on this line as of September 30, 2003 was $712,950. This line also is a LIBOR based line and as of September 30, 2003 the rate was 3.25% over LIBOR. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is in compliance with its lender under the new amended agreement. If we do not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

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

      We are likely to originate and sell fewer mortgage loans if interest rates rise. In periods of rising interest rates, historically the demand for mortgage loans has declined which could result in lower revenues for us. The refinancing segment of the mortgage business is usually the first segment affected. The reason is that as interest rates rise, the costs of refinancing outweigh any interest rate saving eliminating those who are refinancing solely to reduce their interest rate. For the year ended September 30, 2003, refinance loans made up approximately 70% in total dollar volume of our loans. Rising interest rates also affect the purchase segment of the mortgage business. As interest rates increase, payment amounts rise decreasing the number of potential borrowers who feel they can afford the payments and who qualify for the mortgages.

      Interest rate fluctuations can affect the profitability of our mortgage loans. Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us. When we purchase or originate a loan, we usually have a commitment from a third party to purchase that loan. Generally, we fund the loan using borrowings from our lines of credit that are limited to specific uses and are known as warehouse lines of credit. The warehouse line of credit is repaid upon the sale of the warehoused loans. Before we sell the mortgage loan, we are entitled to receive interest income on the loan from the borrower and we simultaneously pay interest expense to the institution providing the warehouse line of credit. The interest rate we receive during this period and the interest rate we pay are usually different. The profitability of the loan is affected by this difference and fluctuations in interest rates before the mortgage loan is sold. Although we generally have a commitment to sell the mortgage loan before we commit to fund the mortgage loan, there are situations in which we bear a risk of changes in interest rates prior to the mortgage loan being sold. In particular, if interest rates increase during the time before we sell an uncommitted mortgage loan but after we have funded the mortgage loan, we could be required to sell the principal of the mortgage loan for less than we funded, thereby decreasing the mortgage loan’s profitability or incurring a loss on the mortgage loan’s sale.

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

      We depend in part on wholesale brokers that are not under our control to generate loans. If we are not successful in maintaining or expanding our broker network, our loan volume and therefore our revenues could decline significantly. During the year ended September 30, 2003, wholesale brokers originated approximately 24% of the mortgage loans closed or purchased by us based on total dollar value. Our employees originated the remainder of our loans. None of these brokers are contractually obligated to do business with us and, in fact, the brokers also have relationships with our competitors who actively compete with us in efforts to expand broker relationships.

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

      We may need additional equity financing, which may or may not be available, to expand our business and to reduce our interest costs. Our primary operating cash requirement is the funding or payment of interest expense incurred on borrowings. We also must fund general operating and administrative expenses and from time to time capital expenditures. We currently fund these cash requirements primarily through our lines of credit and the sale of loans. Our current plan is to decrease our reliance on the lines of credit and increase the volume of loan sales. Our ability to implement this business strategy will depend upon our ability to increase stockholders’ equity thereby establishing a reserve, which may be used to fund loans. There can be no assurance that we will be able to raise additional equity on favorable terms. We cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, our growth. If we were unable to raise such additional capital, our ability to expand and our results of operations and financial condition could be adversely affected.

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

      Mortgage loans are subject to significant government regulation. Federal, state and local governmental authorities regulate our activities as a lender. Our subsidiary, Ocean West Enterprises, is a licensed lender under the California Department of Corporations Residential Mortgage Lenders Act and is similarly licensed in the 29 states in which we do business. The Truth in Lending Act, and Regulation Z promulgated there under, mandate that mortgage lenders meet requirements designed to provide consumers with uniform, understandable information on the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances in which the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act require us to file an annual report with HUD. If we fail to comply with any of these regulations, we could be prohibited from engaging in operations which would have a material adverse effect on our results of operations and financial condition.

      Our business is concentrated in the California area. Based on the number of loans funded, 59% of our mortgage loan originations and purchases are typically secured by property in the California area. Although we are working to diversify our holdings, there is no assurance that we will be successful in entering any other markets. Even if we do expand to new markets, there is no assurance that we will be able to generate revenues exceeding the costs associated with activities in the new markets or that the business activity in those new markets will match that achieved in the Southern California area. Whether or not we enter into new geographic markets, general trends in the economy and the real estate market in the California area will significantly affect our results of operations and financial condition for the foreseeable future.

      We are dependent on the services of key personnel. Our business is substantially dependent on the efforts of Marshall “Mark” Stewart, our President, and Daryl Meddings, our Executive Vice President and Chief Financial Officer. We have entered into employment agreements with both of them, which are described in the “Management” section of this report. However, under the employment agreements either of them may terminate employment on thirty days notice. Loss of either of their services could have a material adverse effect on our operations.

      Mark Stewart and Daryl Meddings control the Company. Ocean West has four classes of stock authorized in its Certificate of Incorporation and currently has three classes of voting stock that are issued and outstanding. Although each holder of common shares, Class B common shares and currently outstanding Preferred Shares is entitled to one vote for each share of stock held, the holders of Class B common shares are entitled to elect 75% of the members of the board of directors of Ocean West which is presently one member out of two. Holders of common shares and currently outstanding Preferred Shares, together with holders of Class D common shares and any additional series of voting Preferred Shares which are created, are only entitled to elect 25% of the members of the board of directors, presently one member. Thus, holders of Class B common shares have the ability to control the board of directors and, therefore, Ocean West. Mark Stewart and Daryl Meddings, the founders of Ocean West Enterprises, together own 100% of the issued and outstanding Class B common shares and will, therefore, control votes by holders of Class B common shares. In addition, they own 72% of the issued and outstanding common shares and will therefore also elect the remaining director so long as they hold more than 50% of the number of issued and outstanding common shares. On all matters other than the election of directors, Mark Stewart and Daryl Meddings together control 73% of the issued and outstanding shares of voting stock of Ocean West and therefore will control the Company.

      No payment of dividends on common shares is expected in the near future. Ocean West recently became active and has not paid dividends. We have not historically paid dividends to our common shareholders, although we have paid dividends on outstanding preferred stock. Ocean West will be required to pay dividends on all currently issued classes of Preferred Stock. Dividends on Series C shares are 12% per annum or $12 per share and based on $100,000 in investment total $12,000 per year. Dividends on Series E shares are 18% per annum or $45 per share and based on $170,000 in investment total $30,600 per year. Dividends on Series F shares are 14% per annum or $14 per share and based on $105,000 in investment total $14,700 per year. Dividends on Series G shares are 24% per annum or $24 per share and based on $200,000 in investment total $48,000 per year. Dividends on Series I shares are 15% per annum or $15 per share and based on $12,500 in investment total $1,875 per year. Dividends on Series L shares are 12% per annum or $120 per share and based on $1,000,000 in investment total $120,000 per year. Dividends on Series M shares were 12%

per annum or $120 per share and based on $500,000 in investment total $60,000 per year. Dividends on all our Preferred Stock in the aggregate total $287,175 annually less $60,000 for the redemption of the Series M preferred, assuming no changes in outstanding preferred stock. Ocean West has no present plans to institute a policy of declaring dividends on any class other than Preferred Shares. In the foreseeable future, our capital requirements will likely consume all operating profits and other available cash. There is no guarantee that we will pay dividends in the future or will pay dividends in excess of those owed on the Preferred Shares.

      We have issued and may issue additional Preferred Shares which have preferences over common shares. Our Certificate of Incorporation authorizes the issuance of Preferred Shares with designations, rights and preferences as determined from time to time by its Board of Directors. Currently, there are 5,855 Preferred Shares in six series outstanding. The Board of Directors is empowered, without shareholder approval, to issue additional series of Preferred Shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the rights of the holders of common shares. The voting rights of any Preferred Shares, however, are limited by the Certificate of Incorporation and cannot exceed the voting rights of any common shares. The issuance of preferred shares can be used as a method of discouraging, delaying or preventing a change of control of Ocean West.

      We currently do not meet certain corporate governance requirements imposed by the Sarbanes-Oxley Act and are not eligible to have our shares listed on NASDAQ, AMEX or the NYSE. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”). The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no “independent directors” on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent “financial experts” on our board of directors. As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations. This may have the effect of depressing the prevailing market price of our common shares on the OTC Bulletin Board.

      Future sales of shares by substantial shareholders may adversely affect the price of shares. Pursuant to the Company registration statement (file number 333-86484) which became effective on August 12, 2002, currently there are 2,248,676 shares registered and available for public sale. The remaining outstanding common shares, including the 210,096 Class B common shares, which may be converted to common shares, numbering 3,547,524, are “restricted securities” as defined in Rule 144 promulgated under the Securities Act of 1933. The restricted shares constitute approximately 61% of the issued and outstanding common shares including shares that would be issued upon conversion of the Class B common shares. Sales of securities by affiliates of Ocean West may also be subject to Rule 144 resale limitations. Rule 144 provides a safe harbor from registration requirements for some sales of restricted securities or securities held by affiliates. Currently, Mark Stewart, Daryl Meddings and Agape Foundation Trust hold all of the restricted common shares. In general, under Rule 144, if adequate public information on Ocean West is available, beginning ninety days after the date of this prospectus, a person who has satisfied a one year holding period may sell, during any three month period, up to 1% of the then outstanding common shares for companies listed on the OTC Bulletin Board. Sales under Rule 144 are also subject to restrictions relating to manner of sale and notice. Sales of restricted securities by a person who is not an affiliate of Ocean West under the Securities Act and who has satisfied a two year holding period may be made without regard to volume limitations, notice or other requirements of Rule 144. Management is unable to predict the effect that sales made pursuant to Rule 144 or other exemptions under the 1933 Act may have on the prevailing market price of the registered common shares, or when such sales may begin under Rule 144.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Ocean West Holding
Corporation and Subsidiary
Tustin, California

      We have audited the consolidated balance sheet of Ocean West Holding Corporation and Subsidiary (the “Company”) as of September 30, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statement referred to above presently fairly, in all material respects, the financial position of Ocean West Holding Corporation and Subsidiary as of September 30, 2003 and the results of their operations and their cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and was not in compliance with certain loan covenants under one of its warehouse lines of credit as of September 30, 2003, that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ HEIN + ASSOCIATES LLC.
CERTIFIED PUBLIC ACCOUNTANTS

Orange, California

December 30, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Ocean West Holding
Corporation and Subsidiary
Tustin, California

      We have audited the consolidated balance sheet of Ocean West Holding Corporation and Subsidiary (the “Company”) as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the six-month period ended September 30, 2002 and year ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, is not in compliance with the net capital requirements of the U.S. Department of Housing and Urban Development and other regulatory agencies, and is not in compliance with the covenants under its warehouse lines of credit, all factors that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      In our opinion, the consolidated financial statements referred to above presently fairly, in all material respects, the financial position of Ocean West Holding Corporation and Subsidiary as of September 30, 2002, and the results of its operations and its cash flows for the six-month period ended September 30, 2002 and the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California

December 17, 2002

Item 7.     Financial Statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$457,969	$187,862
Restricted cash	3,010	116,477
Receivable from loans sold	6,711,495	19,319,204
Mortgage loans held for sale	1,427,818	1,616,812
Stock subscription receivable	—	500,000
Due from related party	45,000	49,605
Prepaid and other current assets	984,319	444,068

Total current assets	9,629,611	22,234,028

Property and equipment, net	357,522	372,058

Other assets:
Originated mortgage servicing rights	44,163	37,393
Loans held for investment	480,300	—
Property held for sale	—	65,144
Deposits	62,630	22,548

Total other assets	587,093	125,085

	$10,574,226	$22,731,171

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30,	September 30,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,487,333	$1,580,326
Client trust payable	3,010	116,477
Due to stockholder	38,647	—
Current maturities of long-term debt	829,375	125,705
Current maturities of capital lease obligations	63,022	83,108
Current maturities of notes payable — stockholders	—	443
Warehouse lines of credit	8,032,976	20,016,846

Total current liabilities	10,454,363	21,922,905

Long-term liabilities:
Long-term debt, less current maturities	85,000	124,577
Capital lease obligations, less current maturities	53,181	11,453
Accrued expenses	—	60,000
Amount due to related party	15,000	15,000
Notes payable — stockholders, less current maturities	230,000	466,959

Total long-term liabilities	383,181	677,989

Total liabilities	10,837,544	22,600,894

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000	100,000
Series D, no shares issued and outstanding	—	—
Series E, 680 shares issued and outstanding	170,000	170,000
Series F, 1,050 shares issued and outstanding	105,000	105,000
Series G, 2,000 shares issued and outstanding	200,000	200,000
Series I, 125 shares issued and outstanding	12,500	12,500
Series K, no shares issued and outstanding	—	—
Series L, 1,000 shares issued and outstanding	1,000,000	1,000,000
Series M, 5,000 shares authorized, 0 and 500 shares issued and outstanding, respectively	—	5
Class B common stock; $0.01 par value, 5,000,000 authorized, 210,096 shares issued and outstanding	2,101	2,101
Class D common stock; $0.01 par value, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 5,586,104 and 5,585,104 shares issued and outstanding, respectively	55,861	55,851
Additional paid-in capital	1,543,194	2,041,949
Accumulated deficit	(3,451,974)	(3,557,129)

Total stockholders’ (deficit) equity	(263,318)	130,277

	$10,574,226	$22,731,171

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Six Months Ended	Year Ended
	September 30,	September 30,	March 31,
	2003	2002	2002

Revenues:
Revenues from origination and sale of mortgage loans and commissions, net	$13,156,597	$5,430,917	$10,549,324

Operating expenses:
Salaries and wages	5,764,547	2,483,760	5,272,014
Payroll taxes	885,945	336,676	715,127
Other general and administrative expenses	5,971,636	2,497,676	4,712,739
Depreciation and amortization	194,383	91,677	132,338

Total operating expenses	12,816,511	5,409,789	10,832,218

Income (loss) from operations	340,086	21,128	(282,894)

Other Income (expense)
Stock Issuance Expense	—	(220,954)	—

Total other income (expense)	—	(220,954)	—

Income (loss) before provision for income taxes	340,086	(199,826)	(282,894)
Provision for income taxes	18,203	1,600	1,600

Net income (loss)	321,883	(201,426)	(284,494)
Dividends on preferred shares	(216,728)	(99,888)	(195,948)
Net income (loss) applicable to common shareholders	$105,155	$(301,314)	$(480,442)

Net income (loss) applicable to common shareholders per common share — basic and diluted	$0.02	$(0.06)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	5,586,104	5,300,409	4,414,112

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Year Ended September 30, 2003, Six Months Ended September 30, 2002

and Year Ended March 31, 2002

	Preferred Stock

	Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at April 1, 2001	1,000	$100,000	1,500	$600,000	1,200	$300,000	1,250	$125,000
Redemption of Series L preferred for cash
Dividends on preferred stock
Issuance of Series L preferred stock for cash
Issuance of Class B common stock
Conversion of Class B common stock to common stock
Redemption of common stock for cash
Conversion of preferred stock to common stock			(1,500)	(600,000)	(520)	(130,000)	(200)	(20,000)
Net income for the year ended March 31, 2002

Balance at March 31, 2002	1,000	100,000	—	—	680	170,000	1,050	105,000
Series M preferred stock subscribed
Dividends on preferred stock
Issuance of common stock
Issuance of warrants
Net loss for the six- month period ended September 30, 2002

Balance at September 30, 2002	1,000	100,000	—	—	680	170,000	1,050	105,000
Dividends on preferred stock
Redemption of Series M preferred stock
Exercise of warrant to common stock
Net Income for the year ended September 30, 2003

Balance at September 30, 2003	1,000	$100,000	—	$—	680	$170,000	1,050	$105,000

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Year Ended September 30, 2003, Six Months Ended September 30, 2002

and Year Ended March 31, 2002

	Preferred Stock

	Series G		Series I		Series K		Series L
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at April 1, 2001	2,000	$200,000	550	$55,000	1,000	$120,000	881	$880,500
Redemption of Series L preferred for cash							(126)	(125,500)
Dividends on preferred stock
Issuance of Series L preferred stock for cash							300	300,000
Issuance of Class B common stock
Conversion of Class B common stock to common stock
Redemption of Common Stock for cash
Conversion of preferred stock to common stock			(425)	(42,500)	(1,000)	(120,000)	(55)	(55,000)
Net income for the year ended March 31, 2002

Balance at March 31, 2002	2,000	200,000	125	12,500	—	—	1,000	1,000,000
Series M preferred stock subscribed
Dividends on preferred stock
Issuance of Common stock
Issuance of warrants

Balance at September 30, 2002	2,000	200,000	125	12,500	—	—	1,000	1,000,000
Dividends on preferred stock
Redemption of Series M Preferred Stock
Exercise of warrant to common stock
Net income for year ended September 30, 2003

Balance at September 30, 2003	2,000	$200,000	125	$12,500	—	$—	1,000	$1,000,000

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Year Ended September 30, 2003, Six Months Ended September 30, 2002

and Year Ended March 31, 2002

	Preferred Stock		Class B
	Series M		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at April 1, 2001	—	$—	—	$—	4,387,600	$43,876
Redemption of Series L preferred for cash
Dividends on preferred stock
Issuance of Series L preferred stock for cash
Issuance of Class B common stock			250,400	2,504
Conversion of Class B common stock to common stock			(40,304)	(403)	40,304	403
Redemption of Common Stock for cash					(5,600)	(56)
Conversion of preferred stock to common stock					774,000	7,740
Net income for the year ended March 31, 2002

Balance at March 31, 2002	—	—	210,096	2,101	5,196,304	51,963
Series M preferred stock subscribed	500	5
Dividends on preferred stock
Issuance of Common stock					388,800	3,888
Issuance of warrants

Balance at September 30, 2002	500	5	210,096	2,101	5,585,104	55,851
Dividends on preferred stock
Redemption of Series M Preferred Stock	(500)	(5)
Exercise of warrant to common stock					1,000	10
Net income for year ended September 30, 2003

Balance at September 30, 2003	—	$—	210,096	$2,101	5,586,104	$55,861

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Year Ended September 30, 2003, Six Months Ended September 30, 2002

and Year Ended March 31, 2002

	Additional Paid-in
	Capital	Accumulated Deficit	Total

Balance at April 1, 2001	$364,472	$(2,775,363)	$13,485
Redemption of Series L preferred stock for cash			(125,500)
Dividends on preferred stock		(195,958)	(195,958)
Issuance of Series L preferred stock for cash			300,000
Issuance of Class B common stock	(2,504)		—
Conversion of Class B common stock to common stock			—
Redemption of common stock for cash	(9,944)		(10,000)
Conversion of preferred stock to common stock	959,760		—
Net income for the year ended March 31, 2002		(284,494)	(284,494)

Balance at March 31, 2002	1,311,784	(3,255,815)	(302,467)
Series M preferred stock subscribed	499,995		500,000
Dividends on preferred stock		(99,888)	(99,888)
Issuance of common stock	227,170		231,058
Issuance of warrants	3,000		3,000
Net loss for the six-month period ended September 30, 2002		(201,426)	(201,426)

Balance at September 30, 2002	2,041,949	(3,557,129)	130,277
Dividends on preferred stock		(216,728)	(216,728)
Redemption of Series M Preferred	(499,995)		(500,000)
Exercise of Warrant to Common Stock	1,240		1,250
Net Income for the year ended September 30, 2003		321,883	321,883

Balance at September 30, 2003	$1,543,194	$(3,451,974)	$(263,318)

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended September 30, 2003 Six Months Ended September 30, 2002
and Year Ended March 31, 2002

	September 30,	September 30,	March 31,
	2003	2002	2002

Cash flows provided by (used for) operating activities:
Net income (loss)	$321,883	$(201,426)	$(284,494)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	194,383	91,677	132,338
Loss on sale of property	39,040	—	—
Compensation expense for stock sold	—	220,954	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	113,467	(7,630)	60,884
Mortgage loans held for sale	12,607,709	44,672	4,523,355
Receivable from loans sold	(291,306)	(8,235,272)	4,257,873
Other current assets	(553,545)	(123,306)	65,922
Deposits	(40,082)	6,727	76,580
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(266,460)	356,308	(525,323)

Net cash provided by (used for) operating activities	12,125,089	(7,847,296)	8,307,135

Cash flows used for investing activities:
Collection (issuance) of notes receivable	4,605	(49,605)	34,641
Proceeds from the sale of property	26,104	—	—
Purchases of property and equipment	(43,383)	(61,489)	(55,146)

Net cash used for investing activities	(12,674)	(111,094)	(20,505)

Cash flows (used for) provided by financing activities:
Net (repayments) borrowings under warehouse lines of credit	(11,983,871)	7,612,802	(8,485,197)
Proceeds from notes payable and long-term debt	915,888	146,233	—
Payments on notes payable and long-term debt	(251,795)	(55,845)	(52,411)
Payments on capital lease obligations	(108,297)	(53,847)	(85,792)
Advances from stockholder	38,647	—	—
Payments on notes-payable — stockholder	(237,402)	—	—
Proceeds from sale of common stock	—	10,104	—
Proceeds from sale of warrants	—	3,000	—
Proceeds from exercise of warrants	1,250	—	—
Proceeds from notes payable-stockholder	—	466,902	—
Proceeds from issuance of preferred stock	500,000	—	300,000
Redemption of preferred stock	(500,000)	—	(110,500)
Redemption of common stock	—	—	(10,000)
Preferred stock dividends	(216,728)	(99,888)	(195,958)

Net cash (used for) provided by financing activities	(11,842,308)	8,029,461	(8,639,858)

Net increase (decrease) in cash and cash equivalents	270,107	71,071	(353,228)
Cash and cash equivalents, beginning of year	187,862	116,791	470,019

Cash and cash equivalents, end of year	$457,969	$187,862	$116,791

Supplemental disclosure of cash flow information:
Interest paid	$519,500	$361,155	$1,089,640

Income taxes paid	$800	$800	$800

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

Supplemental schedule of non-cash investing and financing activities:

During the year ended September 30, 2003, the Company incurred capital lease obligations of $129,939 for equipment.

During the year ended September 30, 2003, the Company reclassified $480,300 of loans from loan sale receivable to loans held for investment.

During the six months ended September 30, 2002, the Company entered into a subscription agreement to issue 500 shares of Series M preferred stock for total consideration of $500,000.

During year ended March 31, 2002, the Company incurred capital lease obligations of $130,920 for equipment.

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

(1) Summary of Significant Accounting Policies:

Basis of Presentation:

Ocean West Holding Corporation (OWHC) was organized in the State of Delaware on August 15, 2000 as a holding company with negligible assets and liabilities. During March 2002, OWHC acquired all of the issued and outstanding shares of preferred and common stock of Ocean West Enterprises, Inc. dba Ocean West Funding (OWE) in an exchange of shares. Since the shareholders of OWE are the controlling shareholders of OWHC after the exchange, the transaction was treated as an acquisition by OWE, and the historical financial statements reflect the operations of OWE.

Since inception through September 30, 2003, the Company has suffered recurring losses from operations, we have incurred aggregate net losses of $3,452,000. In addition, the Company was not in compliance with certain loan covenants under one of its warehouse lines of credit as of September 30, 2003. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditor’s report on the September 30, 2003 consolidated financial statements, which are included with this annual report.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2004. To compensate for the reduction in loan volume due to the rising interest rate market that began in July 2003, the Company has reduced fixed overhead primarily through staff reductions. Management believes the Company can now meet its liquidity and capital needs at current production levels. However management is currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable the Company to increase its loan production. Additionally, management believes a development of a market in the Company’s stock should aid in increasing capital. The Company intends to retain earnings for the foreseeable future to help increase liquidity. Future offerings are possible, although the Company does not currently have any specific offering plans.

Nature of Business:

OWE, a California C corporation, was incorporated in November 1988 in the State of California for the purpose of engaging in mortgage banking activities. The OWE is involved in the process of originating, packaging, and funding of HUD and other government-insured loans and non-government-insured loans in the United States. HUD-insured loans comprised 9.2%, 24% and 21% of total loans originated by the Company during the year ended September 30, 2003, the six months ended September 30, 2002 and year ended March 31, 2002, respectively. Certain of the non-government-insured loans are sold “servicing retained” whereby the Company receives a fee for servicing the loans. Based on the number of loans funded, 59% of our mortgage loan originations and purchases are typically secured by property in the California area.

OWHC and OWE are collectively referred to as the “Company.”

Principles of Consolidation:

The consolidated financial statements include the accounts of OWHC and its wholly owned subsidiary, OWE. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties:

The Company originates HUD and other government-insured loans in the United States, generating revenue from the origination, sale, and servicing of these loans. Significant changes in interest rates or the underlying

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

economic condition of the United States or any specific region of the United States real estate market could have a materially adverse impact on the Company’s operations.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company’s management include, but are not limited to, the realizability of mortgage loans held for sale, mortgage servicing rights and property held for sale, the collectibility of notes receivable, and the recoverability of property and equipment through future operating profits. Actual results could materially differ from those estimates.

Concentration of Credit Risk:

The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by federal agencies.

For the year ended September 30, 2003, six months ended September 30, 2002 and year ended March 31, 2002 four buyers purchased 27%, 15%, 11% and 10% (September 30, 2003) two buyers purchased 15% and 12% (September 30, 2002), and 17%, and 12% (March 31, 2002), of loans funded.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents amounts deposited in escrow for the Company to pay expenses for the benefit of a borrower who advanced funds to the Company.

Mortgage Loans Held for Sale:

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of September 30, 2003 and September 30, 2002, there was no valuation allowance required as cost was estimated not to exceed at fair market value. A substantial portion of loans was sold to investors within 30 days subsequent to September 30, 2003 and September 30, 2002.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $187,894, $88,151, and $124,054 for the year ended September 30, 2003, six months ended September 30, 2002 and year ended March 31, 2002,

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

respectively. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

Property Held For Sale:

Property held for sale at September 30, 2002 consisted of one residential property, which was recorded at the lower of cost or fair value less cost to sell. During the quarter ended June 30, 2003, the Company sold this property for $26,104. A loss on the sale of $39,040 was recorded.

Long-Lived Assets:

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting For The Impairment or Disposal of Long-Lived Assets” which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to SFAS 144, management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment. There can be no assurance, however, that market conditions or demands for the Company’s services will not change which could result in future long-lived asset impairment.

Mortgage Servicing:

The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights (“MSRs”) is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities (“MSLs”) is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of September 30, 2003, September 30, 2002 and March 31, 2002.

For the year ended September 30, 2003 $13,259 was capitalized as mortgage servicing rights. No mortgage servicing rights were capitalized during the six months ended September 30, 2002 and year ended March 31, 2002. Amortization expense related to mortgage servicing rights for the year ended September 30, 2003 was $6,489 and for the six months ended September 30, 2002 and year ended March 31, 2002, was $3,526 and $8,284, respectively.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

Revenue and Cost Recognition:

Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents, which consist of 3,000,000 shares of warrants, have not been included in the earnings per share computation for the six months ended September 30, 2002, as the amounts are anti-dilutive. There were no anti-dilutive securities at September 30, 2003 or March 31, 2002.

Advertising:

The Company expenses advertising costs as incurred. The advertising costs for the year ended September 30, 2003, the six months ended September 30, 2002 and the year ended March 31, 2002 was $1,123,178, $452,311, and $922,380, respectively.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments:

The Company has adopted SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.

For certain of the Company’s financial instruments including cash, receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

New Accounting Pronouncements:

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB’s conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications:

Certain prior year balances have been reclassified to conform with current year presentation. Such classifications had no effect on net income.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

(2) Property and Equipment:

      A summary is as follows:

	September 30,	September 30,
	2003	2002

Office equipment and leasehold improvements	$474,465	$434,000
Property under capital lease (Note 6)	610,768	480,827
Furniture and fixtures	140,552	137,636
Automobiles	12,000	12,000

	1,237,785	1,064,463
Less accumulated depreciation and amortization	(880,263)	(692,405)

	$357,522	$372,058

(3) Originated Mortgaging Servicing Rights:

      A summary is as follows:

	September 30,	September 30,
	2003	2002

Balance, beginning of period	$37,393	$40,919
Additions, net	13,259	—
Amortization	(6,489)	(3,526)

Balance, end of period	$44,163	$37,393

      The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2003 and September 30, 2002. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

(4) Stock Subscription Receivable:

      During the period ended September 30, 2002, the Company entered into an agreement to sell 500 shares of Series M preferred stock for $500,000. The funds were received in October 2002. During the last two quarters of the year ended September 30, 2003 the Company redeemed all of the 500 shares of Series M preferred for $500,000.

(5)	Warehouse Lines of Credit:

      At September 30, 2002, the Company had a $15,000,000 mortgage loan purchasing warehouse line with First Collateral Services, collateralized by the related mortgage loans receivable with a carrying value of $18,927,137 at September 30, 2002. Interest was due monthly at the bank reference rate plus an established percentage (totaling 4.3% at September 30, 2002). At September 30, 2002, the outstanding balance under the warehouse line of credit was $18,226,626. First Collateral ceased providing the Company funds under the line effective April 30, 2003. The remaining balance on the line ($864,266 at September 30, 2003) is being paid off as the loans securing the line are sold.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

      The Company has an $8,000,000 mortgage loan purchasing warehouse line of credit with Provident Consumer Financial Services, collateralized by the related mortgage loans receivable with a carrying value of $6,562,387 at September 30, 2003. The line of credit is personally guaranteed by the majority stockholders of the Company. Interest is due monthly at the bank reference rate plus an established percentage (totaling 5.61% at September 30, 2003). At September 30, 2003 the outstanding balance under the warehouse line of credit was $6,455,760.

      The Company has another $5,000,000 mortgage loan purchasing warehouse line of credit, collateralized by the related mortgage loans receivable with a carrying value of $734,177 and $1,858,879 as of September 30, 2003 and 2002, respectively. The majority stockholders of the Company personally guarantee the line of credit. Interest is due monthly at prime plus an established percentage ranging from 3.0% to 4.5%, respectively. Each advance is to be repaid within 45 days of the advance. At September 30, 2003 and 2002 the outstanding balance under this warehouse line of credit was $712,950 and $1,794,220, respectively.

      The warehouse line of credit has restrictions as to the types of loans (and the maximum amounts per individual loans) for which said line can be used. Furthermore, the line can only be used to fund 98% of loan amounts, as defined; the remaining 2% must be funded by the Company utilizing its own cash resources.

      The warehouse line of credit agreement contains restrictive covenants relating to net worth, tangible net worth, and various ratios, as defined. Violations of the restrictive covenants have been waived by the lender, which continues to provide financing. At the end of each quarterly reporting period, the lender reviews the operating results of the Company prior to waiving the covenant violations.

      Interest expense incurred under the warehouse lines of credit was $437,606, $338,086, and $1,043,040 for the year ended September 30, 2003, six months ended September 30, 2002 and year ended March 31, 2002, respectively, and is included in revenue from origination and sale of mortgage loans and commissions, net on the statement of operations.

(6)	Long-Term Debt and Capital Lease Obligations:

Long-Term Debt

      A summary of long-term debt is as follows:

	September 30,	September 30,
	2003	2002

Note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%	$35,000	$35,000
Note payable to a related party, originally bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%	50,000	50,000
Note payable to finance company for insurance, bearing interest at 7.75%, payments of $6,171 are due monthly, including interest through February 2004	24,375	—
Note payable to bank bearing interest at 4.5% due November 7, 2003. Secured by certificate of deposit(A)	75,000	—

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

Long-Term Debt (Continued)

	September 30,	September 30,
	2003	2002

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due December 1, 2003(A)	280,000	—
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2004	200,000	—
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due November 1, 2003(A)	250,000	—
Note payable to bank bearing interest at 3.9%, due November 3, 2002. Secured by certificate of deposit Note was paid off in November of 2002	—	80,000
Note payable to a bank, bearing interest at 8.375% per annum; payable in monthly installments of $334, including interest, through August 2028; secured by deed of trust. Note was paid off in June of 2003 upon sale of related property	—	41,374
Note payable to a bank, bearing interest at 12% per annum, payable in monthly installments of $3,165, including interest, through February 2003 and personally guaranteed by the President of the Company. Note was paid off in January of 2003	—	15,363
Note payable to finance company for insurance, bearing interest at 7.75%, payments of $5,818 are due monthly, including interest through February 2003. Note was paid off in February of 2003	—	28,545

	914,375	250,282
Less current maturities	(829,375)	(125,705)

	$85,000	$124,577

(A)	These loans have not been paid as of their due dates. Management is in the process of negotiating extended terms.

      The following table summarizes the aggregate maturities of long-term debt:

Years ending September 30,
2004	$829,375
2005	0
2006	0
2007	85,000
2008	0
Thereafter	0

$914,375

      Interest expense incurred under long-term debt obligations amounted to $37,647, $14,771, and $26,889 for the year ended September 30, 2003, the six months ended September 30, 2002 and the year ended 2001, respectively.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

Long-Term Debt (Continued)

      Interest expense incurred under related party debt obligations amounted to $11,628, $2,551, and $1,180 for the year ended September 30, 2003, the six months ended September 30, 2002 and the year ended 2001, respectively.

Capital Leases

      The Company leases certain equipment under capital leases, which expire through 2006, with effective interest rates ranging from 14% to 18.37%. These leases are secured by related equipment costing $610,768 (see Note 2). The assets are depreciated over their estimated useful lives. Depreciation of the assets of $121,184, $56,925, and $65,277 was included in depreciation and amortization for the year ended September 30, 2003, the six months ended September 30, 2002 and the year ended March 31 2002, respectively. Accumulated depreciation of the assets of $404,158 and $282,973 is included in accumulated depreciation and amortization in the accompanying balance sheets at September 30, 2003 and September 30, 2002, and the year ended March 31, 2002, respectively.

      The following is a schedule by years of future minimum lease payments required under the capital lease together with the present value of the net minimum lease payments:

Years ending September 30,
2004	$76,413
2005	43,622
2006	15,537

Total minimum lease payments	135,572
Less amount representing interest	19,369

Present value of net minimum lease payments	116,203
Less current maturities	63,022

$53,181

      Interest expense incurred under capital lease obligations amounted to $11,961, $2,017 and $11,256 for the year ended September 30, 2003, the six months ended September 30, 2002 and the year ended March 31, 2002, respectively.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

(7) Notes Payable — Stockholders:

	September 30,	September 30,
	2003	2002

Note payable to stockholder, non-interest bearing. Note was paid off during 2003	$—	$237,402
Note payable to stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008	45,000	45,000
Note payable to stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017	185,000	185,000

	230,000	467,402
Less current maturities	—	(443)

	$230,000	$466,959

The following table summarizes the aggregate maturities of notes payable — stockholders:

Years ending September 30,
2004	$—
2005	848
2006	1,128
2007	1,369
2008	46,573
Thereafter	180,082

$230,000

(8) Commitments and Contingencies:

Operating Leases

The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2008. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending September 30,
2004	$429,330
2005	456,738
2006	436,162
2007	431,664
2008	71,944

$1,825,838

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

Rental expense under operating leases for the year ended September 30, 2003, the six months ended September 30, 2002 and the year ended March 31, 2002 was $922,410, $391,887, and $666,312 respectively.

Litigation

In the normal course of business, the Company is involved in various legal actions. It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

Consulting Agreements

As part of the Series D preferred stock purchase agreement (see Notes 9 and 14), the Company entered into a financial consulting agreement whereby the Series D preferred stockholder is entitled to consulting fees of $6,000 per month. See Notes 9 and 14. The agreement expires upon the redemption of the Series D preferred stock.

Employment Agreements

On October 1, 1999, the Company entered into employment agreements with its President and its Executive Vice President (collectively, the “Employees”). These agreements provide for an annual base salary of not less than $300,000 each for a five-year term plus certain additional benefits. Also, the agreements call for the Company to create “deferred compensation accounts” for each of the Employees and to credit an amount equal to 20% of the Company’s pre-tax profits to the accounts for each Employee for each year or portion of year in the case of a termination of an Employee. The Employees are entitled to receive such amounts annually or within 30 days of termination. The Company is obligated to pay these amounts upon liquidation of the Company or upon termination, except for termination for just cause, which is defined in the agreements. No amounts are accrued for the deferred compensation as the Company has either had no pre-tax profits or the Employees have waived their rights to the deferred compensation. Also, the Employees have waived their rights to their complete base salary as stated in this agreement.

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

Preferred Stock, Series C

In 1993, the Board of Directors authorized the issuance of up to 1,000 shares of Series C preferred stock at $100 per share. At September 30, 2003, September 30, 2002 and March 31, 2002, 1,000 shares of the Series C preferred stock were outstanding. The Series C preferred stock is non-voting and is redeemable by the Company. The redemption price will include an annual rate of return of 12% on the original issuance price. The Series C preferred stock shall have a preference over the common stock of the Company. The Company has been paying a monthly dividend at an annual rate of 12% in lieu of the increased redemption price. Dividends of $12,000 were declared and paid for the year ended September 30, 2003. Dividends of $6,000 and

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

$12,000, were declared and paid for the six months ended September 30, 2002 and year ended March 31, 2002, respectively.

Preferred Stock, Series D

In 1997, the Board of Directors authorized the issuance of up to 1,500 shares of Series D preferred stock at $400 per share. During March 2002, all of the outstanding shares (1,500) were converted into 480,000 common shares. The Series D preferred stock is voting and is redeemable by the Company. The Series D preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C preferred stock. The Series D preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 3%, payable on a monthly basis. Dividends of $10,000 were declared and paid for the six months ended September 30, 2002, and dividends of $10,500 were declared and paid for the year ended March 31, 2002. In connection with the original purchase of the Series D preferred stock, the Company entered into a financial consulting agreement whereby the Series D preferred stockholder was entitled to $6,000 per month until such time that the Series D preferred stock was redeemed by the Company (see Notes 8 and 14). Redemption took place during fiscal year ended March 31, 2002.

Preferred Stock, Series E

In 1997, the Board of Directors authorized the issuance of up to 1,200 shares of Series E preferred stock at $250 per share. During March 2002, 520 of the outstanding Series E preferred shares were converted into 104,000 common shares. At September 30, 2003, September 30, 2002, and March 31, 2002, 680 shares, of Series E preferred stock were outstanding. The Series E preferred stock is non-voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and D preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. Dividends of $30,600 were paid for the year ended September 30, 2003. Dividends of $33,100 were declared and paid for the six months ended September 30, 2002, and $54,000 were declared and paid for the year ended March 31, 2002.

Preferred Stock, Series F

In 1998, the Board of Directors authorized the issuance of up to 1,250 shares of Series F preferred stock at $100 per share. During March 2002, 200 of the outstanding Series F preferred shares were converted to 16,000 common shares. At September 30, 2003, September 30, 2002 and March 31, 2002, 1,050 shares of Series F preferred stock were outstanding. The Series F preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. Dividends of $14,700 were declared and paid for the year ended September 30, 2003. Dividends of $7,530 were declared and paid during the six months ended September 30, 2002, and dividends of $17,500 were declared and paid for the year ended March 31, 2002.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

Preferred Stock, Series G

In 1999, the Board of Directors authorized the issuance of up to 2,000 shares of Series G preferred stock at $100 per share. At September 30, 2003, September 30, 2002 and March 31, 2002, 2,000 shares of Series G preferred stock were outstanding. The Series G preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. Dividends of $50,000 were declared and paid for the year ended September 30, 2003. Dividends of $25,000 were declared and paid for the six months ended September 30, 2002, and dividends of $50,000 were declared and paid for the year ended March 31, 2002.

Preferred Stock, Series I

In 1999, the Board of Directors authorized the issuance of up to 550 shares of Series I preferred stock at $100 per share. During March 2002, 425 shares of Series I preferred stock were converted into 34,000 shares of common stock. At September 30, 2003, September 30, 2002 and March 31, 2002, 125 shares of Series I preferred stock were outstanding. The Series I preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. Dividends of $1,875 were declared and paid for the year ended September 30, 2003, $3,438 were declared and paid for the six months ended September 30, 2002, and dividends of $8,250 were declared and paid for the year ended March 31, 2002.

Preferred Stock, Series K

In 1999, the Board of Directors authorized the issuance of up to 1,000 shares of Series K preferred stock at $120 per share. During March 2002, all 1,000 shares outstanding were converted into 96,000 common shares. The Series K preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series K preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, and I preferred stock. The Series K preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 5%, payable on a monthly basis. The Company declared and paid dividends of $3,000 for the year ended March 31, 2002.

Preferred Stock, Series L

In 1999, the Board of Directors authorized the issuance of up to 1,000 shares of Series L preferred stock at $1,000 per share. During the fiscal year ended March 31, 2002, 55 shares of Series L preferred stock were converted into 44,000 shares of common stock. Also during fiscal year ended March 31, 2002, the Company sold 300 shares of series L preferred stock for $300,000 and redeemed 126 shares for $125,500. At September 30, 2003, September 30, 2002 and March 31, 2002, 1,000 shares of Series L preferred stock were outstanding. The Series L preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series L preferred stock entitles the

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. Dividends of $70,317 were declared and paid for the year ended September 30, 2003, $15,000 were declared and paid for the six months ended September 30, 2002, and dividends of $24,600 were declared and paid for the year ended March 31, 2002.

Preferred Stock, Series M

In 2002, the Board of Directors authorized issuance of up to 5,000 shares of Series M preferred stock at $1,000 per share. During the period ended September 30, 2002, the Company sold 500 shares of series M preferred stock for $500,000. The series M preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series M preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, K, and L preferred stock. The Series M preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. During the last two fiscal quarters of the year ended September 30, 2003, the company redeemed all 500 shares of Series M for $500,000 to the holder. During the year ended September 30, 2003, dividends were paid in the amount of $37,237.

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

Each warrant entitles the holder to purchase one common share. The exercise price is $1.25 per share. The warrants expired June 12, 2003.

(11) Class B Common Stock

Concurrent to the acquisition between OWHC and OWE, the Company issued Class B common stock to the holder of OWE common stock in a ratio of 1 to 8. In March 2002, 250,400 shares of Class B common stock were issued. Concurrently, 40,304 shares of Class B common stock were converted into the same number of common shares.

(12) Mortgage Loan Servicing:

Mortgage loans serviced by the Company amounting to approximately $6.4 million, $2.8 million, and $3.5 million at September 30, 2003, September 30, 2002 and March 31, 2002, respectively, are not included in the accompanying balance sheets. Funds held in trust on behalf of the owners of such serviced loans are also not reflected in the accompanying balance sheets. The Company subcontracts its servicing through a third-party sub-servicer. Either party may cancel the contract with 120 days written notice. Loan sub-servicing fees are based on a fixed monthly fee per outstanding loan being serviced.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

(13) Provision For Income Taxes:

The income tax provision for the year ended September 30, 2003 and six months ended September 30, 2002 and the year ended March 31, 2002 differed from the amounts computed by applying the U.S. Federal tax rate of 34 percent to the income (loss) from operations before provision (benefit) for income taxes as a result of the following:

	Year Ended	Six Months	Year Ended
	September 30,	September 30,	March 31,
	2003	2002	2001

Computed “expected” tax benefit	$115,629	$(67,900)	$(96,000)
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	11,552	82,600	16,000
State taxes, net of Federal benefit	12,014	1,100	(17,000)
(Decrease) increase in valuation allowance	(120,992)	(14,200)	98,600

	$18,203	$1,600	$1,600

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2003 and 2002, are as follows:

	September	September
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$727,826	$790,200
Accrued vacation	10,290	25,600
Less valuation allowance	(572,208)	(693,200)

Deferred tax assets	165,908	122,600

Deferred tax liabilities:
Deferred costs	(114,417)	(51,000)
Other	(51,491)	(71,600)

Deferred tax liability	(165,908)	(122,600)

Net deferred tax asset	$—	$—

The net change in the total valuation allowance for the year ended September 30, 2003 and the six month ended September 30, 2002 and the year ended March 31, 2002 was a (decrease) increase of $(120,992), $(83,200), and $97,000, respectively.

At 2003, the Company has net operating loss carryforwards (“NOLs”) of approximately $1,853,000, for Federal income tax reporting purposes and approximately and $1,108,000 for state reporting purposes, expiring in various years through 2020.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending September 30, 2004, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2005 and beyond.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

YEAR ENDED SEPTEMBER 30, 2003, SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002

(14) Related-Party Transactions:

During fiscal year ended March 31, 2002, holders of Series L preferred stock redeemed 15 shares for $15,000. The amount was not paid by the end of the year; therefore, it is showing as amounts due to related party.

The Company paid consulting fees to stockholders of its Series D preferred stock. Total consulting fees paid totaled $72,000 for year ended March 31, 2002, (see Notes 8 and 9).

The Company advanced funds in the amount of $57,605 to an entity owned by a stockholder of the Company. Funds will be repaid through services rendered. Services rendered in relation to this amount were $12,605 leaving a balance of $45,000 at September 30, 2003.

(15) Profit Sharing Plan:

The Company has a 401(k) profit sharing plan covering substantially all of its employees. Any matching or profit sharing contributions are determined annually at the discretion of management and vest at the rate of 20% per year of employment starting the second year. For the 2001 plan year, management elected to make a matching contribution equal to 10% of amounts contributed by an employee to a maximum of $250 per employee. Total matching contributions for the year ended March 31, 2002 totaled $5,758, which will be expensed when paid. No matching or profit sharing contributions were made during the year ended September 30, 2003 or during the six-month period ended September 30, 2003.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      Previously reported and not reported here in accordance with the Instructions to Item 304 of Regulation S-B.

Item 8A.	Controls and Procedures.

      As of the end of the period covered by this annual report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-1-5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors of Ocean West and Ocean West Enterprises

Position with
Name	Position with Ocean West(1)	Ocean West Enterprises

Marshall L. Stewart	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director
Daryl S. Meddings	Executive Vice President, Chief Financial Officer, Secretary/ Treasurer, Director	Executive Vice President, Chief Financial Officer, Secretary/ Treasurer, Director

(1)	All persons listed were appointed to such positions in 2000.

      Officers serve at the discretion of the Board of Directors. Directors hold office until the next annual meeting of shareholders and until their successors have been elected and accept office.

      Marshall J. Stewart, 47, has worked in the mortgage industry since 1982. He was founder of Ocean West Enterprises and has been President, a director and an owner since 1988. Prior to founding Ocean West Enterprises, from 1986 to 1988, Mr. Stewart was a Vice President of Westport Savings Bank in Laguna Beach, California. His responsibilities included overseeing the mortgage banking department, secondary marketing and the Laguna Bank Savings branch. Prior to joining Westport Savings Bank, from 1984 to 1986, he was Production Manager of Irvine City Savings in Newport Beach, California and had the responsibilities of staffing and training the loan origination department and overseeing production, underwriting, funding, shipping and the sale of funded loans to institutional investors such as FNMA and FHLMC. Mr. Stewart received his B.A. in English with a minor in Business Administration from California State University in Fullerton, California in 1980.

      Daryl S. Meddings, 39, was also a founder of Ocean West Enterprises and has been Executive Vice President, Chief Financial Officer, Secretary/ Treasurer and a director and an owner since 1988. As Chief Financial Officer at Ocean West Enterprises, Mr. Meddings implemented and monitors accounting and financial reporting system. Other duties include budget planning, expense control, commercial banking relationships and oversight of quality control, loan servicing and loss mitigation. From late 1987 to 1988, Mr. Meddings was a production manager with Westport Savings Bank in Laguna Beach, California. His duties included establishing both retail and wholesale production departments and recruiting, hiring and training mortgage origination personnel. Prior to that, he began his career in mortgage banking in 1986 as a loan officer at Pro Mortgage Services in Diamond Bar, California and worked his way up to top producer at Irvine City Savings in Irvine, California. Mr. Meddings received his B.S. in Finance, Real Estate and Insurance with a concentration in Real Estate from California Polytechnic State University-Pomona in 1987.

Significant Employee of Ocean West Enterprises

      Richard Burr, 59, has been Vice President of Operations and Chief Operating Officer of Operations of Ocean West Enterprises since October 2002. Mr. Burr has worked in the mortgage industry since 1983. Prior to joining Ocean West Enterprises, from 1997 to 2002, Mr. Burr was Branch Development Manager for American Home Loans and from 1993 to 1997, Mr. Burr was Senior Vice President Director of Broker Operations for Citicorp Mortgage in St. Louis, Missouri. From 1986 to 1993, Mr. Burr served as Senior Vice President and Chief Operations Officer of Imperial Credit Industries Inc., and prior to that was Senior Vice President of Imperial Bank Mortgage, part of the management team who took that company public, becoming Imperial Credit Industries Inc. From 1983 to 1986, Mr. Burr was a branch manager for Metmor Financial in San Diego.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended September 30, 2003.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Ocean West Holding Corporation, 15991 Redhill Avenue, Suite 110, Tustin, California 92780.

Item 10.	Executive Compensation.

      The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended September 30, 2003, the six month period ended September 30, 2002 and the fiscal years ending March 31, 2002 and 2001 or accrued within the current fiscal year as to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000:

Summary Compensation Table

		Annual Compensation

				Other Annual
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)

Marshall L. Stewart	09/30/03	170,000	0	0
President, Chief Executive Officer	09/30/02	84,375	0	24,988
	03/31/02	180,000	0	0
	03/31/01	180,000	0	0

Daryl Meddings	09/30/03	170,000	0	44,779
Executive Vice President,	09/30/02	77,133	0	3,575
Chief Financial Officer	03/31/01	180,000	0	0
	03/31/01	180,000	0	0

Richard Burr	09/30/03	128,000	0	1,515
Vice President of Operations

      Ocean West Enterprises has entered into substantially identical employment agreements with each of Marshall Stewart, its President, and Daryl Meddings, its Executive Vice President and Chief Financial

Officer. The term of each agreement is five years beginning on October 1, 1999. Ocean West Enterprises may terminate the agreement for “just cause” or if it ceases operations; the employees may terminate the agreement on thirty days notice. Each employee is entitled to a base annual salary of $300,000 with amounts not paid to be considered deferred compensation. Mr. Stewart and Mr. Meddings have waived their rights to salaries not paid in fiscal year ended September 30, 2003, the six months ended September 30, 2002 and the year ended March 31, 2002 and no compensation has been deferred.

      In addition, Ocean West Enterprises agreed to create an Officers Deferred Compensation Account for Marshall Stewart and Daryl Meddings on October 1, 1999. Each is entitled to receive an amount equal to 20% of net profit before taxes each year. Each of them is entitled to such amounts annually or within thirty days of termination of employment. Mr. Stewart and Mr. Meddings have waived their rights to such amounts in fiscal year ended September 30, 2003, the six months ended September 30, 2002 and the year ended March 31, 2002 and no amounts have been accrued under these accounts. There are currently no other officers eligible for this benefit.

      Our two current directors, Marshall Stewart and Daryl Meddings, are employees of the Company and are not separately compensated for their services as directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      For all years referenced in the Summary Compensation Table, two shareholders of Ocean West Enterprises, Mark Stewart and Daryl Meddings, determined executive compensation. Ocean West has not paid any compensation to date and does not expect to pay any in the near future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of September 30, 2003, management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

      The following table sets forth information with respect to beneficial ownership of issued and outstanding stock and warrants of Ocean West by each director, the Chief Executive Officer of the Corporation, the other named executive officers, all executive officers and directors as a group and beneficial owners of more than five percent of the outstanding shares of Common Stock as of December 30, 2003:

Total
Number of
		Securities	Percent
		Owned	of
Name of Beneficial Owner	Title of Class	Beneficially	Class(1)

Daryl S. Meddings(2)(4)	Common Shares Class B Common Shares Series L Preferred	1,954,340 105,048 210	35.0% 50% 21.0%
Marshall L. Stewart(2)(3)	Common Shares Class B Common Shares Series L Preferred	1,942,340 105,048 205	34.8% 50% 20.5%
Agape Foundation Trust(5)	Common Shares	553,224	9.9%
Cheyenne Properties, Inc.(6)	Common Shares	480,000	8.6%
Total number of shares owned by directors and executive officers as a group (2 persons)(7)	Common Shares Class B Common Shares Series L Preferred Shares	4,118,616 210,096 415	71.1% 100% 41.5%

(1)	Our preferred stock consists of Series C,E,F,G,I,L and M. Series C and E are non voting stock and redeemable to the Company. Series F through M are voting stock as well as redeemable to the Company.

(2)	Except as otherwise indicated the mailing address of each person shown is c/o Ocean West Holding Corporation, 15991 Redhill Avenue, Tustin, California 92780.

(3)	Includes 1,942,340 shares of Class A common stock, 105,048 shares of Class B common stock and 205 shares of Series L preferred stock.

(4)	Includes 1,954,340 shares of Class A common stock, 105,048 shares of Class B common stock and 210 shares of Series L preferred stock.

(5)	The mailing address is, 607 West Pathfinder Trail, Anaheim, CA 92807-4706.

(6)	The mailing address is, 219 NE 100th Avenue, Portland, OR 97220-4426.

(7)	Includes 3,896,680 shares of Class A common stock, 210,096 shares of Class B common stock and 415 shares of Series L preferred stock.

Item 12.	Certain Relationships and Related Transactions.

      Ocean West Enterprises redeemed fifteen shares of Series L Preferred Stock for $15,000 eight from Marshall Stewart and seven from Darryl Meddings, the two controlling shareholders, during its fiscal year ended March 31, 2002.

      Douglas M. Sharp, an agent of Agape Foundation Trust which benefits his children and which holds 9.9% of the common shares, purchased residential real estate from Ocean West Enterprises. The appraised value of the real estate was $420,000 and we received it as a result of a default on a loan in March of 1998. The property was purchased with a note with original principal amount of $375,000 which matures in April 2005 and bears interest at 7.5% per annum. Interest is payable monthly and principal at maturity of the note. Mr. Sharp defaulted on the note; Ocean West took the property back and has sold it for approximately $405,000.

Item 13.	Exhibits and Reports on Form 8-K.

      1.     Exhibits.

Exhibit
No.	Description of Exhibit	Location

3.1	Certificate of Incorporation of Ocean West Holding Corporation	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.
3.2	Bylaws of Ocean West Holding Corporation	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.
4.1	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-86484).
16.1	Letter from Stonefield Josephson dated November 7, 2003	Previously filed as an exhibit to Form 8K, dated October 29, 2003, Changes in Registrant’s Certifying Accountant
21.1	Subsidiaries of the Registrant	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on January 28, 2002.
31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.