Form 10QSB
period 2003-12-31
OCEAN WEST HOLDING CORP
filed 2004-02-23
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

5,586,104 shares of Common Stock, 210,096 shares of Class B Common Stock and 0 shares of Class D Common Stock outstanding as of February 10, 2004

Transitional Small Business Disclosure Format:          Yes [   ]   No [X]

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(unaudited)

December 31,
2003

Assets
Current assets:
Cash and cash equivalents	$314,306
Receivable from loans sold	4,707,663
Mortgage loans held for sale	1,010,143
Due from related party	45,000
Prepaid and other current assets	581,146

Total current assets	6,658,258

Property and equipment, net	339,578

Other assets:
Originated mortgage servicing rights	42,507
Loans held for investment	480,300
Deposits	62,630

Total other assets	585,437

Total assets	$7,583,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,076,219
Due to stockholder	25,247
Current maturities of long-term debt	941,653
Current maturity of capital lease obligation	53,377
Warehouse lines of credit	5,726,297

Total current liabilities	7,822,793

Long-term liabilities:
Long-term debt, less current maturities	235,552
Capital lease obligations, less current maturities	53,181
Amount due to related party	15,000
Notes payable — stockholders	295,000

Total long- term liabilities	598,733

Total liabilities	8,421,526

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 0 shares issued and outstanding	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value 30,000,000 shares authorized, 5,586,104 issued and outstanding	55,861
Additional paid-in capital	1,543,194
Accumulated deficit	(4,026,909)

Total stockholders’ equity	(838,253)

Total liabilities and stockholders’ equity	$7,583,273

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	December 31,	December 31,
	2003	2002

Revenues:
Revenues from origination and sale of mortgage loans and commissions, net	$3,119,013	$3,291,908

Operating expenses:
Salaries and wages	1,408,302	1,332,436
Payroll taxes	195,689	178,565
Other general and administrative expenses	1,996,506	1,395,395
Depreciation & amortization	48,082	48,254

Total operating expenses	3,648,579	2,954,650

(Loss) income from operations	(529,566)	337,258

Provision for income taxes	—	250

Net (loss) income	(529,566)	337,008
Dividends on preferred shares	(45,369)	(60,444)

Net (loss) income applicable to common shareholders	$(574,935)	$276,564

Net (loss) income applicable to common shareholders per common share basic and diluted	$(0.10)	$0.05

Weighted average number of common shares outstanding basic and diluted	5,796,200	5,795,200

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2003	December 31, 2002

Cash flows (used for) provided by operating activities:
Net (loss) income	$(529,566)	$337,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,046	48,254
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	3,010	(24,639)
Receivable from loans sold	2,003,832	(9,087,125)
Mortgage loans held for sale	417,675	889,158
Prepaid and other current assets	403,173	(43,729)
Decrease in liabilities:
Accounts payable and accrued expenses	(414,124)	(181,912)

Net cash provided by (used for) operating activities	1,932,046	(8,062,985)

Cash flows (used for) investing activities:
Purchases of property and equipment	(10,697)	(28,925)
Net change in notes receivable	—	(8,000)

Net cash (used for) investing activities	(10,697)	(36,925)

Cash flows (used for) provided by financing activities:
Net (payments) borrowings under warehouse lines of credit	(2,306,679)	7,842,114
Principal borrowings (repayments) on long-term debt	262,830	(28,540)
Payments on capital lease obligations	(27,394)	(24,262)
Borrowings (payments) on notes payable, stockholders	65,000	(184,255)
Advances from stockholder	(13,400)	—
Proceeds from sale of preferred stock	—	500,000
Preferred stock dividends	(45,369)	(60,444)

Net cash (used for) provided by financing activities	(2,065,012)	8,044,613

Net decrease in cash and cash equivalents	(143,663)	(55,297)
Cash and cash equivalents, beginning of period	457,969	187,862

Cash and cash equivalents, end of period	$314,306	$132,565

Supplemental disclosure of cash flow information -
Interest paid	$14,182	$229,498

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
December 31. 2003 and 2002
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

Since inception through December 31, 2003, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $ 4,027,000. In addition, the Company was not in compliance with certain loan covenants under one of its warehouse lines of credit as of December 31, 2003. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2003 consolidated financial statements, included in the Company’s Annual Report on Form 10-KSB.

Management believes that cash flows from operations will be not sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended March 31, 2004. The Company entered into an agreement on January 12, 2004, with Freedom Mortgage Corporation. This event was reported on January 22, 2004 on Form 8K. Reference is made to the agreement in Note 5 in these notes to consolidated financial statements. Under the new agreement Ocean West will manage a “new division” of Freedom Mortgage. The agreement enables both Ocean West and Freedom to increase its loan originations by utilizing Freedom Mortgage Corporation’s warehouse lines. For the use of Freedom’s warehouse lending facilities, Ocean West has agreed to split the net profits of this new division with Freedom Mortgage Corporation after 10% of the net profits are paid to First Fidelity for its efforts in arranging the deal between Ocean West and Freedom. Ocean West is currently using the lines of credit offered by Freedom Mortgage Corporation for the funding of its loans. Freedom is currently paying the expenses related to the new division. The expenses that are not being paid by Freedom are being funded by the loans which were in underwriting status at December 31, 2003. Due to the timing of the payment of the such loans Ocean West has limited resources to fund its payables owed prior to the effective date of the agreement (December 31, 2003) and payables incurred outside of the new division. The Company anticipates its cash flow position to improve once loans are processed for payment from the quarter end and once the profits from the new division are realized. However, management anticipates that profits distributions will not take place for a period of five to eight months. The net profits will be distributed within 60 days after each fiscal quarter end. There is no certainty as to the profits and the funding of the loans in process at quarter end, being enough to cover its outstanding debts. The agreement is pending ratification by the Company’s shareholders before March 30, 2004. If the shareholders ratify the agreement and the company is able meet its cash flow requirement over the next several months, management believes this arrangement will give the company the best long term position for sustained growth and profitability. The Company will then be in position to retain earnings which will help increase liquidity in the future. Future offerings are possible, although the Company does not currently have any specific offering plans.

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

Notes to Consolidated Financial Statements
December 31. 2003 and 2002
(unaudited)

(3)	Principles of Consolidation:

The consolidated financial statements include the accounts of Ocean West and its wholly owned subsidiary, Ocean West Enterprises. All significant inter-company accounts and transactions have been eliminated.

(4)	Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2004.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended September 30, 2003, included in the Company’s Annual Report on Form 10-KSB.

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

(5)	Subsequent Event:

The Company entered into an agreement on January 12, 2004, with Freedom Mortgage Corporation of New Jersey. This event was reported on January 22, 2004 on Form 8K. The agreement enables the Company to transfer a significant portion of Ocean West’s loan origination operations. Under the agreement, Ocean West will transfer to Freedom Mortgage its “net branch” network of retail branches and its broker agreements with various wholesale mortgage brokers. Upon consummation of the agreement, Ocean West will continue to manage the transferred operations and will receive approximately 45% of the net profits generated from such operations.

Ocean West’s “net branches” are its retail branches where all related branch expenses are paid for through branch revenues and the manager of the branch is compensated only through the branch profits. The net branches comprised approximately 56.7% of the loan volume in the fiscal year ended September 30, 2003. As of September 30, 2003, the Company had 78 retail “net branches” in 29 states.

Under its broker agreements, loan brokers generally receive commissions on the individual loan transactions submitted by the broker. Commissions vary based upon loan type, loan amount, interest rate and fees charged by the broker. Average commissions are approximately $3,880 per loan transaction. This division comprised approximately 9.5% of the total loan volume for the fiscal year ended September 30, 2003.

The Company believes that the agreement with Freedom Mortgage will enable the transferred operations to increase the level of loan origination by funding the loans through Freedom Mortgage and Freedom’s warehouse lending facilities. Freedom Mortgage currently has approximately $240 million in warehouse lending capacity.

Upon consummation of the transaction, Mark Stewart and Daryl Meddings, Ocean West’s current executive officers are expected to receive new compensation packages from Freedom Mortgage their total compensation from the two companies are not expected to exceed current compensation levels.

The transaction is subject to Ocean West obtaining stockholder approval of the agreement. Ocean West currently expects the transactions to close on or around March 30, 2004.

Notes to Consolidated Financial Statements
December 31. 2003 and 2002
(unaudited)

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

Critical Accounting Policies

     As set forth in greater detail in Footnote (1) to Ocean West’s September 30, 2003 financial statements “Summary of Significant Accounting Policies”, the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

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

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     During the quarter ended December 31, 2003, we funded 1,177 loans with an aggregate dollar value of approximately $211 million compared to 1,222 loans with an aggregate dollar value of approximately $206 million in the quarter ended December 31, 2002. This decrease was due to less favorable market conditions. The average loan size for the quarter ended December 31, 2003 was approximately $179,000, which was a decrease from an average loan size of $169,000 for the quarter ended December 31, 2002. As the Company continues to increase its originations in markets outside California, the average loan size decreases due to lower home prices in much of the rest of the nation.

     Net revenues from origination and/or sale of loans decreased to $3.1 million for the quarter ended December 31, 2003 from $3.3 million for the quarter ended December 31, 2002. The decrease in revenues can be attributed to the fact that the Company was unable to fund loan production due to the loss of warehouse line capacity.

     Total operating expenses increased by $694,000 to $3.6 million for the quarter ended December 31, 2003 from $2.9 million for the quarter ended December 31, 2002. Salaries, wages and payroll taxes were $1.6 million for the quarter ended December 31, 2003 compared to $1.5 million for the December 31, 2002. The increase in salaries, wages and payroll taxes was primarily due to an increase in staff personnel at the branch offices. Other general and administrative expenses consist primarily of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses increased $601,000 to $2.0 million for the quarter ended December 31, 2003 from $1.4 million for the same period in 2002. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees.

     We had a net loss of $529,566 for the quarter ended December 31, 2003 compared to net income of $337,008 for the same quarter of 2002. The significant decrease in income for the December 31, 2003 quarter was due to a decrease in loan volume and an increase in general and administrative expenses.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

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

     Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During fiscal 2004, we have funded approximately 20% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 5.5% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such during the three months ended December 31, 2003.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Previously, we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of December 31, 2003 the outstanding balance with First Collateral Services was $535,884. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at 8% and the rate on September 30, 2002 was 4.311%.

     Currently we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of December 31, 2003 the outstanding balance with Provident Consumer Financial Services and Warehouse One was $5,043,413 and $147,000, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is not in compliance with its lender under the new amended agreement. By not compling with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     At December 31, 2003, the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services and Warehouse One were approximately 4.43% and 5.61%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources; we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

     At the present time, our liquidity resources are minimal. We are currently not in compliance and have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the quarter ended December 31, 2003 was 9.2% based on dollar volume, compared to 16% for the three month period ended December 31, 2002.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

     Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. In the short term, our goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. Management believes that over the upcoming months the increase in net income due to the agreement with Freedom Mortgage will aid our liquidity.

     Management believes that cash flows from operations will be not sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended March 31, 2004. The Company entered into an agreement on January 12, 2004, with Freedom Mortgage Corporation. This event was reported on January 22, 2004 on Form 8K. Reference is made to the agreement in Note 5 in these notes to consolidated financial statements. Under the new agreement Ocean West will manage a “new division” of Freedom Mortgage. The agreement enables both Ocean West and Freedom to increase its loan originations by utilizing Freedom Mortgage Corporation’s warehouse lines. For the use of Freedom’s warehouse lending facilities, Ocean West has agreed to split the net profits of this new division with Freedom Mortgage Corporation after 10% of the net profits are paid to First Fidelity for its efforts in arranging the deal between Ocean West and Freedom. Ocean West is currently using the lines of credit offered by Freedom Mortgage Corporation for the funding of its loans. Freedom is currently paying the expenses related to the new division. The expenses that are not being paid by Freedom are being funded by the loans which were in underwriting status at December 31, 2003. Due to the timing of the payment of the such loans Ocean West has limited resources to fund its payables owed prior to the effective date of the agreement (December 31, 2003) and payables incurred outside of the new division. The Company anticipates its cash flow position to improve once loans are processed for payment from the quarter end and once the profits from the new division are realized. However, management anticipates that profits distributions will not take place for a period of five to eight months. The net profits will be distributed within 60 days after each fiscal quarter end. There is no certainty as to the profits and the funding of the loans in process at quarter end, being enough to cover its outstanding debts. The agreement is pending ratification by the Company’s shareholders before March 30, 2004. If the shareholders ratify the agreement and the company is able meet its cash flow requirement over the next several months, management believes this arrangement will give the company the best long term position for sustained growth and profitability. The Company will then be in position to retain earnings which will help increase liquidity in the future. Future offerings are possible, although the Company does not currently have any specific offering plans.

Cash Flows

     During the first three months of fiscal 2004 and 2003 we had net cash provided by and (used for) operating activities of $1.9 million and ($8.1) million, respectively. The primary sources of net cash provided by was a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the three month period ending December 31, 2003 offset by the net loss for the period. The primary source of the net cash used for operating activities for the three month period ended December 31, 2002 was an increase in the amount of mortgage loans held for sale and receivables from loans sold. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used for investing activities during the first three months of fiscal 2004 and 2003 was $11,000 and $37,000 which was attributable to purchase property and equipment and the issuance of notes receivable.

     Net cash used for financing activities for the three months ended December 31, 2003 was $2.1 million. This consisted primarily of payments under the warehouse lines of credit of $2.3 million, payments of $27,000 on capital lease obligations and payments on advances from stockholder of $13,400, as well as dividends paid of $45,000 offset by borrowings of $263,000 on long-term debt and $65,000 on notes payable from stockholder. Net cash provided by financing activities for the three months ended December 31, 2002 was $8.0 million. This consisted primarily of borrowings under the warehouse lines of credit of $7.8 million and proceeds from sale of preferred stock of $500,000 offset by payments of $184,000 on notes payable to stockholders, $29,000 on long-term debt and $24,000 on capital lease obligations as well as dividends paid of $60,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

     At 2003, the Company has net operating loss carryforwards (“NOLs”) of approximately $1,853,000, for Federal income tax reporting purposes and approximately $1,028,000 for state reporting purposes, expiring in various years through 2020.

     On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending December 31, 2003, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

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

•	Our losses from period to period;

•	Our failure to continuously meet HUD minimum net worth requirements;

•	Our failure to continue to be an approved FHA mortgagee;

•	Our dependence on the warehouse lines of credit which has been reduced and our failure to comply with restrictive covenants relating to the lines of credit;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, these officers have concluded that as of December 31, 2003, the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls

     During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

     See Index of Exhibits on page 16.

(b)	Reports on Form 8-K

     The Company filed a report on Form 8K on November 4, 2003 and amended the report on November 12, 2003, reporting Changes in Registrant’s Independent Accountant . The Company filed an additional report dated January 22, 2004, reporting the registrant issued a press release announcing an agreement with Freedom Mortgage Corporation and First Fidelity Capital Markets, a copy of which was attached as an exhibit to the report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

Date: February 23, 2004
	By:	/s/ Marshall L. Stewart

Marshall L. Stewart
President and Chief Executive Officer

Date: February 23, 2004
	By:	/s/ Daryl S. Meddings

Daryl S. Meddings
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

OCEAN WEST HOLDING CORPORATION
Quarterly Report on Form 10-QSB
For the Quarter Ended December 31, 2003

INDEX OF EXHIBITS

		Exhibit
Description of Exhibit		Table Number*	Number

Articles of Incorporation and Bylaws		3

(i)	Certificate of Incorporation of Ocean West Holding Corporation		3.1(1)
(ii)	Bylaws of Ocean West Holding Corporation		3.2(1)

Instruments Defining the Rights of Security Holders		4

(i)	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company		4.1(2)

302 Certifications		31

(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1
(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2

906 Certifications		32

(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**		32.1

*	Pursuant to Item 601 of Regulation S-B.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (SEC File No. 333-95927) filed on February 1, 2000.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (File No. 333-86484) filed on April 18, 2002.

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.