Form 10QSB
period 2004-03-31
OCEAN WEST HOLDING CORP
filed 2004-05-24
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 000-49971

Ocean West Holding Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	71-0876952
(State of Incorporation)	(IRS Employer
Identification Number)

15991 Red Hill Avenue, Suite 110
Tustin, California 92780
(Address of Principal Executive Offices)

(714) 247-4200
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,586,104 shares of Common Stock, 210,096 shares of Class B Common Stock outstanding as of May 15, 2004

Transitional Small Business Disclosure Format:                        Yes [  ]     No [X]

PART 1 - FINANCIAL INFORMATION

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(unaudited)

March 31,
2004
Assets
Current assets:
Cash and cash equivalents	$432,782
Receivable from loans sold	4,142,767
Mortgage loans held for sale	2,749,163
Due from related party	45,000
Prepaid and other current assets	285,502

Total current assets	7,655,214

Property and equipment, net	292,478

Other assets:
Originated mortgage servicing rights	40,851
Loans held for investment	480,300
Deposits	62,630

Total other assets	583,781

Total assets	$8,531,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,304,952
Due to stockholder	25,247
Current maturities of long-term debt	813,576
Current maturity of capital lease obligation	61,362
Current maturity of notes payable — stockholders	7,500
Warehouse lines of credit	6,979,223

Total current liabilities	9,191,860

Long-term liabilities:
Long-term debt, less current maturities	235,553
Capital lease obligations, less current maturities	31,572
Amount due to related party	15,000
Notes payable - stockholders, less current maturities	295,000

Total long- term liabilities	577,125

Total liabilities	9,768,985

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 0 shares issued and outstanding	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value, 30,000,000 shares authorized, 5,586,104 issued and outstanding	55,861
Additional paid-in capital	1,543,194
Accumulated deficit	(4,426,168)

Total stockholders’ equity	(1,237,512)

Total liabilities and stockholders’ equity	$8,531,473

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Revenues:
Revenues from origination and sale of mortgage loans, net	$1,630,808	$3,055,379	$4,749,821	$6,354,029

Operating expenses:
Salaries and wages	561,703	1,306,253	1,970,005	2,638,689
Payroll taxes	127,692	262,805	323,381	441,370
Other general and administrative expenses	1,252,415	1,447,580	3,248,922	2,844,515
Depreciation & amortization	48,756	15,646	96,838	62,273

Total operating expenses	1,990,566	3,032,284	5,639,146	5,986,847

(Loss) income from operations	(359,758)	23,095	(889,325)	367,182
Provision for income taxes	4,500	—	4,500	—

Net (loss) income	(364,258)	23,095	(893,825)	367,182
Dividends on preferred shares	35,002	50,010	80,371	110,454

Net (loss) income applicable to common shareholders	$(399,260)	$(26,915)	$(974,196)	$256,728

Net (loss) income applicable to common shareholders per common share basic and diluted	$(0.07)	$0.00	$(0.17)	$0.04

Weighted average number of common shares outstanding basic and diluted	5,796,200	5,795,200	5,796,200	5,795,200

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net (loss) income	$(893,825)	$367,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,838	62,273
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	3,010	(209,622)
Receivable from loans sold	2,568,728	6,254,326
Mortgage loans held for sale	(1,321,346)	(2,761,662)
Prepaid and other current assets	698,820	(15,003)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(182,381)	(194,841)
Client trust payable	(3,010)	209,622

Net cash provided by operating activities	966,834	3,712,275

Cash flows from investing activities:
Purchases of property and equipment	(10,733)	(33,468)
Net change in notes receivable	—	(8,000)

Net cash used for investing activities	(10,733)	(41,468)

Cash flows from financing activities:
Net payments under warehouse lines of credit	(1,053,753)	(3,544,788)
Principal borrowings (repayments) on debt	134,753	(43,429)
Payments on capital lease obligations	(41,017)	(53,051)
Borrowings (payments) on notes payable, stockholders	59,100	(164,255)
Repurchase of series M preferred	—	(250,000)
Proceeds from sale of preferred stock	—	500,000
Preferred stock dividends	(80,371)	(110,454)

Net cash used for financing activities	(981,288)	(3,665,977)

Net increase (decrease) in cash and cash equivalents	(25,187)	4,830
Cash and cash equivalents, beginning of period	457,969	187,862

Cash and cash equivalents, end of period	$432,782	192,692

Supplemental disclosure of cash flow information -
Interest paid	$72,271	$405,273

Income taxes paid	$4,500	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

Since inception through March 31, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of approximately $4,426,000. In addition, the Company was not in compliance with certain loan covenants under one of its warehouse lines of credit as of March 31, 2004. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2003 consolidated financial statements, included in the Company’s Annual Report on Form 10-KSB.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended June 30, 2004. The Company entered into an agreement on January 12, 2004, with Freedom Mortgage Corporation (“Freedom”) and First Fidelity Capital Markets to transfer all operations in exchange for a share of the profits from those operations. On February 20, 2004, the Company, Freedom Mortgage Corporation and First Fidelity Capital Markets mutually terminated their agreement. The agreement was originally filed as an exhibit to Form 8K on January 20, 2004. The Company continues to seek investment alternatives to meet its liquidity and capital needs; however, no reliance can be made on the Company achieving such for the fiscal quarter ended June 30, 2004.

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

(4) Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2004.

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

Item 2. Management’s Discussion and Analysis and Plan of Operation.

General

     Ocean West is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. We offer a wide range of products and historically, we primarily targeted high quality, low risk borrowers. However, we recently expanded into the higher risk sub-prime market to assist in efforts to diversify our lending practices. Our income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. During fiscal 2004, we funded approximately 16.5% of our loans through our warehouse credit facilities as compared to 20% in 2003. Typically, the amount drawn from our warehouse lines of credit for a particular loan is repaid when the loan is sold in the secondary mortgage market or to an investor.

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

     During the quarter ended March 31, 2004, in anticipation of completing the agreement with Freedom, the Company transferred its loan origination operations to Freedom. All revenues and expenses associated with the transferred operations were considered to be Freedom’s. Upon termination of the agreement the loan operations were transferred back.

     Ocean West changed its fiscal year-end subsequent to March 31, 2002 from March 31 to September 30 effective in 2002. The reasons for the change were a reduction in auditing costs as fewer companies use a September 30 year-end and to aid in HUD reporting.

Critical Accounting Policies

     As set forth in greater detail in Footnote (1) to Ocean West’s September 30, 2003 financial statements “Summary of Significant Accounting Policies” the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

     Pursuant to SFAS No. 91, the Company capitalizes its loan origination costs, including an amount of its payroll nd related costs which are directly attributable to the credit origination process. The measurement of such capitalizable costs requires the use of some judgments by management, as to the portion of such costs associated with credit origination and with other activities.

     Disclosure, pursuant to SFAS No. 107, is required of the fair value of financial instruments. However, since most of the Company’s financial instruments turn over within a very short time period, management discloses that the net book value approximates fair value at the balance sheet date.

Item 2. Management Discussion and Analysis and Plan of Operation (continued)

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     During the quarter ended March 31, 2004, Ocean West Enterprises funded 770 loans with an aggregate dollar value of approximately $134 million compared to 1,169 loans with an aggregate dollar value of approximately $215 million in the quarter ended March 31, 2003. The average loan size for the quarter ended March 31, 2004 was approximately $175,000, which was a decrease from an average loan size of $185,000 for the quarter ended March 31, 2003.

     Net revenues from origination and/or sale of loans decreased to $1.6 million for the quarter ended March 31, 2004 from $3.1 million for the quarter ended March 31, 2003. The decrease in revenues can be attributed to the loan production transferred to Freedom, who then paid expenses for those loans.

     Total operating expenses decreased by $1.0 million to $2.0 million for the quarter ended March 31, 2004 from $3.0 million for the quarter ended March 31, 2003. Salary, wages and payroll taxes were $689,000 for the quarter ended March 31, 2004 compared to $1.6 million for the March 31, 2003. The decrease of $880,000 was primarily due to the transfer of loan production to Freedom. Other general and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. These expenses decreased $195,000 to $1.3 million for the quarter ended March 31, 2004 from $1.4 million for the same period in 2003.

     Ocean West had a net loss of $364,000 for the quarter ended March 31, 2004 compared to a net income of $23,000 for the same quarter of 2003. The significant decrease in income for the March 31, 2004 quarter was due to a decrease in loan volume partially offset by a decrease in general and administrative expenses.

Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003

     During the six months ended March 31, 2004, Ocean West Enterprises made 1,912 loans with an aggregate dollar value of approximately $340 million compared to 2,391 loans with an aggregate dollar value of approximately $421 million in the six months ended March 31, 2003. The average loan size for the six month period ended March 31, 2004 and the six month period ended March 31, 2003 was approximately $177,000. Most of the loans originated were in principal amounts between $100,000 and $180,000.

Item 2. Management Discussion and Analysis and Plan of Operation (continued)

     Net revenues from origination and/or sale of loans decreased to $4.8 million for the six months ended March 31, 2004 from $6.4 million for the six months ended March 31, 2003. The decrease in revenues can be attributed to the transfer of loan production to Freedom, which then paid expenses for those loans, as well as current market conditions.

     Total operating expenses decreased by $348,000 to $5.6 million for the six months ended March 31, 2004 from $6.0 million for the six months ended March 31, 2003. Salary, wages and payroll taxes were $2.3 million for the six months ended March 31, 2004 compared to $3.1 million for the six months ended March 31, 2003. The decrease of $787,000 was primarily due to the transfer of loan production to Freedom. Other general and administrative expenses were primarily made up of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses increased $404,000 to $3.3 million for the six months ended March 31, 2004 from $2.8 million for the same period in 2003. Rent, insurance and related office expenses increased as more branch officers were added as we continued to move from primarily originating loans through independent brokers to originating loans primarily though our employees, which was partially offset by the transfer of loan production to Freedom.

     Ocean West had a net loss of $894,000 for the six month period ended March 31, 2004 compared to net income of $367,000 for the same period of 2003. The significant decrease in income for the six month period ended on March 31, 2003 was due to a decrease in loan volume and an increase in general and administrative expenses.

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

     Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During fiscal 2004, we have funded approximately 16.5% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 5.5% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2003 and continued as such during the six months ended March 31, 2004.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Previously, we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of March 31, 2004, the outstanding balance with First Collateral Services was $521,758. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. This line bears interest at 8% and the rate on September 30, 2002 was 4.311%.

     Currently, we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of March 31, 2004 the outstanding balance with Provident Consumer Financial Services and Warehouse One were $5,353,887 and $1,103,578, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is not in compliance with its lender under the new amended agreement. By not complying with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Item 2. Management Discussion and Analysis and Plan of Operation (continued)

     At March 31, 2004, the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services and Warehouse One were approximately 6.09% and 4.35%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

     At the present time, our liquidity resources are minimal. We are currently not in compliance and have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the quarter ended March 31, 2004 was 1.7% based on dollar volume, compared to 9.2% for the three month period ended March 31, 2003.

     Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. In the short term, our goal is to maintain current production levels with no significant increases or decreases until our liquidity increases. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Cash Flows

     During the first six months of fiscal 2004 and 2003 we had net cash provided by operating activities of $967,000 and $3.7 million, respectively. The primary sources of net cash provided were a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the three month period ending March 31, 2003, as well as a decrease in prepaid and other current assets for the period. The primary source of the net cash used for operating activities for the three month period ended March 31, 2003 was an increase in the amount of mortgage loans held for sale and receivables from loans sold. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used for investing activities during the first six months of fiscal 2004 and 2003 was $10,000 and $41,000 , respectively, which was attributable to purchase property and equipment and the issuance of notes receivable.

     Net cash used for financing activities for the six months ended March 31, 2004 was $981,000. This consisted primarily of payments under the warehouse lines of credit of $1.1 million, payments of $41,000 on capital lease obligations, as well as dividends paid of $80,000 offset by borrowings of $135,000 on debt and 59,000 on notes payable from stockholder. Net cash used for financing activities for the six months ended March 31, 2003 was $3.7 million. This consisted primarily of borrowings under the warehouse lines of credit of $3.5 million and proceeds from sale of preferred stock of $500,000 offset by payments of $164,000 on notes payable to stockholders, $43,000 on long-term debt and $53,000 on capital lease obligations, repurchase of Series M Preferred Stock of $250,000 as well as dividends paid of $110,000.

     At September 30, 2003, the Company has net operating loss carryforwards (“NOLs”) of approximately $1,853,000, for Federal income tax reporting purposes and approximately $1,028,000 for state reporting purposes, expiring in various years through 2020.

     On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carry forwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending December 31, 2003, it may not look to California net operating losses generated in prior

Item 2. Management Discussion and Analysis and Plan of Operation (continued)

years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

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

Item 3. Controls and Procedures.

     Our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     See Index of Exhibits on page 14.

(b) Reports on Form 8-K

     On March 5, 2004, the Company filed a report on Form 8-K disclosing that the Company, Freedom Mortgage Corporation and First Fidelity Capital Markets mutually terminated their agreement.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

Date: May 24, 2004
	By:	/s/ Marshall L. Stewart

Marshall L. Stewart
President and Chief Executive Officer

Date: May 24, 2004
	By:	/s/ Daryl S. Meddings

Daryl S. Meddings
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

OCEAN WEST HOLDING CORPORATION
Quarterly Report on Form 10-QSB
For the Quarter Ended March 31, 2004

INDEX OF EXHIBITS

		Exhibit
Description of Exhibit		Table Number*	Number
Articles of Incorporation and Bylaws		3

(i)	Certificate of Incorporation of Ocean West Holding Corporation		3.1	(1)

(ii)	Bylaws of Ocean West Holding Corporation		3.2	(1)

Instruments Defining the Rights of Security Holders		4

(i)	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company		4.1	(2)

302 Certifications		31

(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1

(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2

906 Certifications		32

(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		32.1

*	Pursuant to Item 601 of Regulation S-B.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (SEC File No. 333-95927) filed on February 1, 2000.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (File No. 333-86484) filed on April 18, 2002.