Form 10QSB
period 2004-06-30
OCEAN WEST HOLDING CORP
filed 2004-08-23
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 000-49971

Ocean West Holding Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

71-0876952
Delaware	(IRS Employer
(State of Incorporation)	Identification Number)

15991 Red Hill Avenue, Suite 110
Tustin, California 92780
(Address of Principal Executive Offices)

(714) 247-4200
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,586,104 shares of Common Stock, 210,096 shares of Class B Common Stock outstanding as of August 23, 2004

Transitional Small Business Disclosure Format:     Yes ☐ No ☒

CONSOLIDATED BALANCE SHEET

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30,
2004
Assets
Current assets:
Cash and cash equivalents	$159,505
Receivable from loans sold	2,636,360
Mortgage loans held for sale	315,324
Due from related party	45,000
Prepaid and other current assets	387,192

Total current assets	3,543,381

Property and equipment, net	245,406

Other assets:
Originated mortgage servicing rights	39,195
Loans held for investment	327,700
Deposits	62,630

Total other assets	429,525

Total assets	$4,218,312

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,019,715
Due to stockholder	25,247
Current maturities of long-term debt	944,004
Current maturity of capital lease obligation	59,619
Current maturity of notes payable – stockholders	135,000
Warehouse lines of credit	3,266,098

Total current liabilities	5,449,683

Long-term liabilities:
Long-term debt, less current maturities	234,438
Capital lease obligations, less current maturities	24,520
Amount due to related party	15,000
Notes payable – stockholders, less current maturities	284,232

Total long-term liabilities	558,190

Total liabilities	6,007,873

Stockholders’ deficit:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 0 shares issued and outstanding	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value, 30,000,000 shares authorized, 5,586,104 issued and outstanding	55,861
Additional paid-in capital	1,543,194
Accumulated deficit	(4,978,217)

Total stockholders’ deficit	(1,789,561)

Total liabilities and stockholders’ deficit	$4,218,312

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
Revenues from origination and sale of mortgage loans, net	$1,464,818	$3,337,055	$6,214,639	$9,691,084

Operating expenses:
Salaries and wages	583,773	1,337,229	2,553,778	3,975,918
Payroll taxes	159,624	221,788	483,005	663,158
Other general and administrative expenses	1,188,393	1,501,278	4,437,315	4,345,793
Depreciation & amortization	48,756	37,608	145,594	99,881

Total operating expenses	1,980,546	3,097,903	7,619,692	9,084,750

(Loss) income from operations	(515,728)	239,152	(1,405,053)	606,334
Provision for income taxes	—	—	4,500	—

Net (loss) income	(515,728)	239,152	(1,409,553)	606,334
Dividends on preferred shares	36,319	49,082	116,690	159,536

Net (loss) income applicable to common shareholders	$(552,047)	$190,070	$(1,526,243)	$446,798

Net (loss) income applicable to common shareholders per common share basic and diluted	$(0.10)	$0.03	$(0.26)	$0.08

Weighted average number of common shares outstanding basic and diluted	5,796,200	5,795,409	5,796,200	5,795,270

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net (loss) income	$(1,409,553)	$606,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,594	99,881
Loss on the sale of property	—	39,040
Reserve on loans held for investment	152,600	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	3,010	38,516
Receivable from loans sold	4,075,135	12,685,430
Mortgage loans held for sale	1,112,494	83,925
Prepaid and other current assets	723,682	(475,519)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(467,618)	(364,817)
Client trust payable	(3,010)	(38,516)

Net cash provided by operating activities	4,332,334	12,674,274

Cash flows from investing activities:
Purchases of property and equipment	(10,733)	(33,974)
Net change in notes receivable	—	(8,000)
Proceeds from the sale of property	—	26,104

Net cash used for investing activities	(10,733)	(15,870)

Cash flows from financing activities:
Net payments under warehouse lines of credit	(4,766,878)	(12,384,632)
Proceeds from short term debt	—	300,000
Payments on advances from stockholders	(13,400)	—
Principal borrowings (repayments) on debt	137,484	(90,282)
Payments on capital lease obligations	(49,813)	(82,846)
Borrowings (payments) on notes payable, stockholders	189,232	(126,755)
Repurchase of series M preferred	—	(400,000)
Proceeds from sale of preferred stock	—	500,000
Preferred stock dividends	(116,690)	(159,536)
Exercise of warrants	—	1,250

Net cash used for financing activities	(4,620,065)	(12,442,801)

Net increase (decrease) in cash and cash equivalents	(298,464)	215,603
Cash and cash equivalents, beginning of period	457,969	187,862

Cash and cash equivalents, end of period	$159,505	$403,465

Supplemental disclosure of cash flow information
Interest paid	$115,443	$448,194

Income taxes paid	$4,500	$—

Supplemental non-cash investing and financing activities
Capital lease obligations incurred for the purchase of office equipment	$17,749	$129,940

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

Since inception through June 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of approximately $4,978,217. In addition, the Company was not in compliance with certain loan covenants under one of its warehouse lines of credit as of June 30, 2004. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2003 consolidated financial statements, included in the Company’s Annual Report on Form 10-KSB.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended September 30, 2004. The Company entered into an agreement on January 12, 2004, with Freedom Mortgage Corporation (“Freedom”) and First Fidelity Capital Markets to transfer all operations in exchange for a share of the profits from those operations. On February 20, 2004, the Company, Freedom Mortgage Corporation and First Fidelity Capital Markets mutually terminated their agreement. The agreement was originally filed as an exhibit to Form 8K on January 20, 2004. On July 1, 2004, the Company entered into a Stock Subscription Agreement with Consumer Direct of America, a Nevada corporation, whereby Consumer Direct of America would acquire 1.5 million shares of senior preferred stock for cash. The Company continues to seek investment alternatives to meet its liquidity and capital needs; however, no reliance can be made on the Company achieving such for the fiscal quarter ended September 30, 2004.

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

(4) Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2004.

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

(5) Subsequent Events:

Change in Control. On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation (“CDA”) in exchange for shares of CDA (the “Transfer”). The Transfer constitutes a change in control of the Company. Marshall L. Stewart and Daryl S. Meddings will remain in their current positions as directors and officers of the Company and will appoint Wayne Bailey to the Board of Directors of the Company to fill the one vacancy on the Board until the next annual shareholders meeting. See exhibit 4.2 to Form 8K filed on August 2, 2004, change in control of registrant.

Subscription Agreement. On July 1, 2004, Consumer Direct of America, a Nevada corporation, purchased 1.5 million shares of senior preferred stock of Ocean West Holdings, Inc., for an aggregate purchase price of $1,500,000 in cash. Since the offer and sale of the Shares have not been registered under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, the Purchaser will offer or resell the Shares only in compliance with the provisions of all applicable Federal and state securities laws and regulations. The Purchaser will offer or resell such Shares only if such Shares are registered under the Securities Act or an exemption from such registration is available. Unless the Shares that are the subject of such offer or sale are registered under the Securities Act or an exemption from registration is available (in which latter case the Company shall have received an opinion of counsel, in form and substance reasonably satisfactory to the Company, to such effect), the Company shall not permit the transfer of the Shares.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

General

     Ocean West is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. We offer a wide range of products and historically, we primarily targeted high quality, low risk borrowers. However, we recently expanded into the higher risk sub-prime market to assist in efforts to diversify our lending practices. Our income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. During fiscal 2004, we funded approximately 17.31% of our loans through our warehouse credit facilities as compared to 26% in 2003. Typically, the amount drawn from our warehouse lines of credit for a particular loan is repaid when the loan is sold in the secondary mortgage market or to an investor.

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

Item 2. Management’s Discussion and Analysis and Plan of Operation (continued)

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     During the quarter ended June 30, 2004, Ocean West Enterprises funded 682 loans with an aggregate dollar value of approximately $134 million compared to 1,521 loans with an aggregate dollar value of approximately $287 million in the quarter ended June 30, 2003. The average loan size for the quarter ended June 30, 2004 was approximately $196,000, which was an increase from an average loan size of $189,000 for the quarter ended June 30, 2003. The decrease in revenues can be attributed to the overall market conditions of the industry, as well as a decrease in working capital.

     Net revenues from origination and/or sale of loans decreased to $1.5 million for the quarter ended June 30, 2004 from $3.3 million for the quarter ended June 30, 2003. The decrease in revenues can be attributed to the overall market conditions of the industry.

     Total operating expenses decreased by $1.1 million to $2.0 million for the quarter ended June 30, 2004 from $3.1 million for the quarter ended June 30, 2003. Salary, wages and payroll taxes were $743,000 for the quarter ended June 30, 2004 compared to $1.6 million for the June 30, 2003. The decrease of $816,000 was primarily due to the Company decrease in loan production and efforts to streamline its corporate costs. Other general and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance and office expenses. These expenses decreased $313,000 to $1.2 million for the quarter ended June 30, 2004 from $1.5 million for the same period in 2003.

     Ocean West had a net loss of $516,000 for the quarter ended June 30, 2004 compared to a net income of $239,000 for the same quarter of 2003. The significant decrease in income for the June 30, 2004 quarter was due to a decrease in loan volume partially offset by a decrease in general and administrative expenses.

Nine Months Ended June 30, 2004 Compared to the Nine Months Ended June 30, 2003

     During the nine months ended June 30, 2004, Ocean West Enterprises made 2,594 loans with an aggregate dollar value of approximately $474 million compared to 3,912 loans with an aggregate dollar value of approximately $708 million in the nine months ended June 30, 2003. The average loan size for the nine month period ended June 30, 2004 and the nine month period ended June 30, 2003 was approximately $183,000 and $181,000, respectively. Most of the loans originated were in principal amounts between $100,000 and $180,000. The Company’s decrease in loan volume was a direct result of current overall market conditions as well as a decrease in working capital.

Item 2. Management’s Discussion and Analysis and Plan of Operation (continued)

     Net revenues from origination and/or sale of loans decreased to $6.2 million for the nine months ended June 30, 2004 from $9.7 million for the nine months ended June 30, 2003. The decrease in revenues can be attributed to a combination of the transfer of loan production for a period of two months to Freedom Mortgage Corporation, which then paid expenses for those loans for and a decrease in loan production as well as current market conditions.

     Total operating expenses decreased by $1.5 million to $7.6 million for the nine months ended June 30, 2004 from $9.1 million for the nine months ended June 30, 2003. Salary, wages and payroll taxes were $3.0 million for the nine months ended June 30, 2004 compared to $4.6 million for the nine months ended June 30, 2003. The decrease of $1.6 million was primarily due to the transfer of loan production to Freedom for a period of the two months and for a decrease in costs associated with loan production of which were directly related to the decrease in loans funded. Other general and administrative expenses were primarily made up of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses increased $92,000 to $4.4 million for the nine months ended June 30, 2004 from $4.3 million for the same period in 2003. Rent, insurance and related office expenses increased slightly as the overall cost of doing business increased.

     Ocean West had a net loss of $1,410,000 for the nine month period ended June 30, 2004 compared to net income of $606,000 for the same period of 2003. The significant decrease in income for the nine month period ended on June 30, 2004 was due to a decrease in loan volume.

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

     Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During fiscal 2004, we have funded approximately 17.31% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.35% and 9.86% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2003 and continued as such during the nine months ended June 30, 2004.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Previously, we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of June 30, 2004, the outstanding balance with First Collateral Services was $521,758. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. This line bears interest at 8.25% and the rate on September 30, 2003 was 4.311%.

     Currently, we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of June 30, 2004 the outstanding balance with Provident Consumer Financial Services and Warehouse One were $2,749,340 and $0 respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is not in compliance with its lender under the new amended agreement. By not complying with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     At June 30, 2004, the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services and Warehouse One were approximately 6.11% and 4.35%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

     At the present time, our liquidity resources are minimal. We are currently not in compliance and have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the quarter ended June 30, 2004 was 1.1% based on dollar volume, compared to 3.41% for the three month period ended June 30, 2003.

     Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. On July 1, 2004, Consumer Direct of America, a Nevada corporation, purchased 1.5 million of senior preferred stock of Ocean West Holdings, Inc., for an aggregate purchase price $1,500,000 in cash. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

Cash Flows

     During the first nine months of fiscal 2004 and 2003 we had net cash provided by operating activities of $4.3 million and $12.7 million, respectively. The primary sources of net cash provided by were a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the nine month period ending June 30, 2004. The primary source of the net cash provided by operating activities for the nine month period ended June 30, 2003 was a decrease in the amount of mortgage loans held for sale and receivables from loans sold. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used for investing activities during the first nine months of fiscal 2004 and 2003 was $11,000 and $16,000, respectively, which was attributable to purchase property and equipment and the issuance of notes receivable.

     Net cash used for financing activities for the nine months ended June 30, 2004 was $4.6 million. This consisted primarily of payments under the warehouse lines of credit of $4.8 million, payments of $50,000 on capital lease obligations, as well as dividends paid of $117,000 offset by borrowings of $137,000 on debt and 189,000 on notes payable from stockholder. Net cash used for financing activities for the nine months ended June 30, 2003 was $12.4 million. This consisted primarily of payments under the warehouse lines of credit of $12.4 million. Repurchase of Series M preferred stock was $400,000. Proceeds from sale of preferred stock were $500,000. Payments of $127,000 on notes payable to stockholders, $90,000 on long-term debt, $82,800 on capital lease obligations and borrowings of $300,000 from short-term debt as well as dividends paid of $160,000 offset cash provided by financial activities for the period.

     At September 30, 2003, the Company has net operating loss carryforwards (“NOLs”) of approximately $1,853,000, for Federal income tax reporting purposes and approximately $1,108,000 for state reporting purposes, expiring in various years through 2020.

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

Item 2. Changes in Securities.

     On July 1, 2004, Consumer Direct of America, a Nevada corporation, purchased 1,500,000 shares of senior preferred stock of Ocean West Holdings, Inc., a for an aggregate purchase price of $1,500,000 in cash. Since the offer and sale of the Shares have not been registered under the Securities Act in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, the Purchaser will offer or resell the Shares only in compliance with the provisions of all applicable Federal and state securities laws and regulations. The Purchaser will offer or resell such Shares only if such Shares are registered under the Securities Act or an exemption from such registration is available. Unless the Shares that are the subject of such offer or sale are registered under the Securities Act or an exemption from registration is available (in which latter case the Company shall have received an opinion of counsel, in form and substance reasonably satisfactory to the Company, to such effect), the Company shall not permit the transfer of the Shares.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

     See Index of Exhibits on page 16.

(b)	Reports on Form 8-K

     On March 5, 2004, the Company filed a report on Form 8-K disclosing that the Company, Freedom Mortgage Corporation and First Fidelity Capital Markets mutually terminated their agreement.

     On August 3, 2004, the Company filed a report n Form 8-K disclosing that several of its shareholders exchanged 4,921,930 shares for 622,388 shares of Consumer Direct of America, which resulted in a change of control whereby Consumer Direct of America is a 84.9% holder of Ocean West’s stock.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

Date: August 23, 2004
	By:	/s/ Marshall L. Stewart

Marshall L. Stewart President and Chief Executive Officer

Date: August 23, 2004
	By:	/s/ Daryl S. Meddings

Daryl S. Meddings Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

OCEAN WEST HOLDING CORPORATION
Quarterly Report on Form 10-QSB
For the Quarter Ended June 30, 2004

INDEX OF EXHIBITS

			Exhibit
Description of Exhibit		Table Number*	Number
Articles of Incorporation and Bylaws		3
(i)	Certificate of Incorporation of Ocean West Holding Corporation		3.1	(1)
(ii)	Bylaws of Ocean West Holding Corporation		3.2	(1)
Instruments Defining the Rights of Security Holders		4
(i)	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company		4.1	(2)
(ii)	Purchase and Sale of Capital Stock Agreement, as filed on Form 8K dated August 3, 2004		4.2
(iii)	Subscription Agreement between Ocean West Holding Corporation and Consumer Direct of America, as filed herewith		4.3
302 Certifications		31
(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1
(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2
906 Certifications		32
(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		32.1

*	Pursuant to Item 601 of Regulation S-B.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (SEC File No. 333-95927) filed on February 1, 2000.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-1 of Ocean West Holding Corporation (File No. 333-86484) filed on April 18, 2002.