Form 10KSB
period 2004-09-30
OCEAN WEST HOLDING CORP
filed 2005-01-13
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______ to_______

Commission file number 000-49971

Ocean West Holding Corporation

(Name of small business issuer in its charter)

Delaware	71-0876952
(State or other jurisdiction of	(IRS Employer Identification No.)
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

     The issuer’s revenues for its most recent fiscal year ended September 30, 2004 were $7,187,688.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 27, 2004 was $446,880.

     The number of shares outstanding of each of the issuer’s classes of common equity as of December 30, 2004 was: 5,586,104 common shares, 210,096 Class B common shares and 0 Class D common shares.

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

     On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation (“CDA”) in exchange for 622,388 shares of CDA (the “Transfer”). The Transfer constitutes a change in control of the Company. Marshall L. Stewart and Daryl S. Meddings will remain as directors and officers of the Company. On September 28, 2004 Daryl S. Meddings resigned as Chief Financial Officer, concurrently Mr. Meddings has been appointed to the position of Executive Vice President. On September 28, 2004 the board appointed Wayne Bailey (Chief Financial officer of CDA) to the Board of Directors of the Company to fill the one vacancy on the Board until the next annual shareholders meeting as well as to the position of CFO.

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

     Ocean West primarily originates conventional mortgage loans, which meet Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) standards. The Company also originates, to a lesser degree, Federal Housing Authority “FHA” loans. Ocean West continues to expand into the higher risk Alternative A/Sub-prime market to assist in efforts to diversify its lending practices.

     We give our borrowers a credit grade through two basic methods. One is through an underwriter that knows and understands the end investors’ credit requirements and grades the borrowers accordingly. The other is through automated underwriting systems used by many investors including Fannie Mae and Freddie Mac. In the automated system, the borrower’s credit information is entered into a computer-driven underwriting system that analyzes the data and runs a credit report. The majority of the Company’s production is secured by first priority mortgages. Based on dollar volume, for fiscal year ended September 30, 2004 approximately 85% of the total funded loans were in the first position of loans originated by us and are secured by a first priority mortgage. The remaining mortgages are typically in a second position.

Products

     Ocean West offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

•	Conforming Mortgage Products — Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

•	FHA/VA — Thirty-year fully amortizing adjustable or fixed rate program — adjustable rate program indexed to the one-year treasury featuring a cap of annual interest rate increases of 1% and a life cap on increases of 5%.

•	Alt A/Sub Prime Mortgage Products — Alternative-A/Sub-Prime loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons. These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value (“LTV”) guidelines. These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Saxon Mortgage.

•	Second Mortgage Program — Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

•	JUMBO Loans — Adjustable and fixed rate loan program for loans that exceed the loan limits set by the FNMA (Fannie Mae) and the FHLMC (Freddie Mac). These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

•	Non-Conforming Loans — Fixed- rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

Loan Origination

     We originate both purchase and refinance mortgage loans. The percentage of refinance loans as compared to total volume for the year ended September 30, 2004 was 56.4% and 69.7% for the year ending September 30, 2003

     We originate loans primarily through three different channels. The first is directly through our “corporate” retail division. This division deals directly with the client. Most of the retail loans are referred to us through real estate agents or past clients. The remaining clients are generated through various marketing techniques such as direct mail, telemarketing, or various lead providers. The Company has closed this division in the early part of its fiscal year and has decided to focus its attention on the two remaining channels,as discussed below. The corporate retail loans comprised .04% of our loan volume for the year ended September 30, 2004 as compared to 20.3% of our loan volume for the year ended September 30, 2003.

     The second method of origination is through our “net branch” network of retail branches. A net branch is a retail branch where all related branch expenses must be paid for through branch revenues and the manager of the branch is compensated only through the branch profits. We have concentrated on developing this area of our business in recent months because we believe this is one of the most cost effective and efficient ways to increase loan originations. The net branches comprised 92% of the loan volume in the fiscal year ended September 30, 2004 as compared to 84% of the loan volume in the fiscal year ended September 30, 2003.

     As of September 30, 2004 we had 57 retail “net branches” in 42 states. These branches are located in areas close to potential borrowers and referral sources. Being located near these referral sources better enables the Company in developing referral business. Our goal is to continue to develop and maintain recurring referral sources. To supplement branch business, we continue to develop lead programs through various providers.

     The third method of origination is the wholesale channel which represents loans solicited through mortgage brokers. A loan broker generally receives commissions on the individual loan transactions submitted by the broker. Commissions vary based upon loan type, loan amount, interest rate and fees charged by the broker. Average commissions are approximately $3,880 per loan transaction. The loan officer will be compensated from the commissions earned. The typical compensation to the loan officer ranges from 55% to 75% of the total commissions earned. This division comprised 8.0% of our total loan volume for the fiscal year ended September 30, 2004 as compared to 9.5% of our total loan volume for the fiscal year ended September 30, 2003.

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

Loan Funding

     Loans that are closed using our own credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse line of credit at a pre-negotiated rate. The rate at which the Company borrows is variable in nature and typically averages between 4.5% and 5.5%. Ocean West currently has approval for $13,000,000 in warehouse capability. Ocean West has its primary warehouse line of $8,000,000 with Provident Consumer Financial Services. A second line of $5,000,000 is with Warehouse One. The line with Warehouse One continues to renew itself on an annual basis. The facilities are secured by the mortgage loans financed through the line, related mortgage servicing agreements. and Ocean West repays the outstanding balance under the warehouse line with the proceeds from the sale of mortgage loans. The additional proceeds earned from loan sales also replenish working capital.

     The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently the Company is in compliance with its lender. Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. Until recently we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of September 30, 2004 the line balance was $470,758. The line is secured by the mortgage loans financed through the line and the personal guarantees of two of the Company’s officers, Marshall Stewart and Daryl Meddings. The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The fees associated with the Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans. To the extent we are not successful in using these alternate warehousing sources, we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our operations and financial condition.

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

Sale of Loans

     The percentage of originated loans that were funded using the Company’s warehouse lines of credit was 18% of the total dollar volume for the year ended September 30, 2004. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

     Most of our loans are purchased by the following institutional investors: GreenPoint Mortgage Funding Inc., Indy Mac Bank F.S.B., Banco Popular, First Horizon Home Loan Corporation,., F.S.B., Union Federal Bank, Credit Suisse First Boston, Washington Mutual, F.A.,

Purchasers of loans vary from time to time as the purchasers get in and out of the market. For the year ended September 30, 2004 four buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: Union Federal purchased 23%, Credit Suisse First Boston purchased 25%, Banco Popular purchased 20%, and The Winter Group purchased 10%. For the year ended September 30, 2003, four buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: Union Federal purchased 27%, Credit Suisse First Boston purchased 15%, U.S. Bank purchased 11%, and First Nationwide purchased 10%. For the six month period ended September 30, 2002, two buyers purchased in excess of 10% of our production funded on our warehouse lines of credit: First Nationwide purchased approximately 15% and U.S. Bank purchased approximately 12%. Our secondary marketing department chooses the purchaser for a particular loan. Commitments to purchase loans are made on a loan-by-loan basis. We are not required to provide a certain number of loans to any purchaser.

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

Mortgage Loan Servicing Rights

     We currently sell the servicing rights on essentially all the loans we fund. At the time the loan is sold, the purchaser of the loan typically pays us a premium for the release of the servicing rights. The premium is paid for the right to collect the servicing fees for the period the loan remains on the investor’s books. A typical spread for an “A” grade loan is 1/4 of 1% annually. In the past, we occasionally retained servicing rights, but no longer do so on a regular basis. Since we are not currently set up to service loans in-house, we contract with a third party to sub-service any loans for which we have servicing rights. The sub-servicer is responsible for accepting and posting all payments, maintaining escrow accounts and reporting to the end investors, such as Fannie Mae. For this service, we typically pay the sub-servicer a monthly fee averaging $6 to $7 per loan. As of September 30, 2004, the sub-servicer sub-serviced 44 loans with approximately $4,885,940 in total principal balance. The amounts paid to the sub-servicer will decline as the loans are paid off.

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

     Our loan origination activities are subject to the laws and regulations in each state in which we conduct lending activities. For example, state usury laws limit the interest rates that we can charge on our loans. In connection with plans to expand our geographic reach, we have investigated requirements in additional states. We currently hold licenses or exemption certificates in thirty-five states. We do not have operations or significant loan activity in all of these states at this time. Our current operations and loan activity is primarily in California. California originations made up 45.4% of our total volume based on units. Other states that we originated more than 1% of our total volume based on units were Louisiana (3.7%), Georgia (3.6%), Indiana (3.6%), Nevada (3.6%), Ohio (3.5%), Florida (3.4%), Missouri (3.4%), Connecticut (3.0%), Washington, Arizona, South Carolina, Texas, Tennessee, Michigan (2%), Massachusetts, Oregon, Mississippi, and Kansas (1%).

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

Employees

     As of December 30, 2004, we had approximately 203 employees of which 166 are primarily employed in sales approximately 30 in clerical positions and the remaining 7 employees in administrative positions.

Item 2. Description of Property.

     The Company’s principal operating offices are located at 15991 Redhill Ave., Suites 100 &110, Tustin, California. We lease approximately 16,320 square feet of office space under a lease the current term of which expires November 30, 2007. The two founding shareholders, Marshall Stewart and Daryl Meddings, personally guaranteed the lease. Rent is currently $34,059 per month plus overrides and increases annually beginning December 1, 2003 to $35,972 for the last year of the term. We have the right to renew the lease for one additional sixty-month term. During the renewal term, the rent will be adjusted to the then current market rate. We also have 57 branch offices of which all are leased. The branch offices are leased properties of varying types. Lease periods are typically twenty-four to thirty-six months in length. The average lease payment is approximately fifteen-hundred dollars per month per office.

     The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

Our primary branch offices are located at:

Name	Address
Ocean West Funding	3260 E. Indian School Rd.	Phoenix, AZ 85018
Ocean West Funding	504 Ojai	Granite Bay, CA 95746
Ocean West Funding	1514 S. Broadway	Santa Ana, CA 92707
AYI Financial	4A N. Euclid Ave	National City, CA 91950
Pacific Loan Company	40258 Hwy. 41, Ste. A	Oakhurst, CA 93644
Ocean West Funding	25950 Acero, Suite 310	Mission Viejo, CA 92691
Ocean West Funding	1954 Placentia Ave., #206	Costa Mesa, CA 92627
Ocean West Funding	150N Santa Anita Blvd #890	Arcadia, CA 91006
Visionary Mortgage	3353 Bradshaw Rd., #226	Sacramento, CA 95827
Ocean West Funding	16710 Smokey Point Blvd.	Arlington, WA 98223
Capital Mortgage Solutions	6929 Sunrise Blvd., Ste. 206	Citrus Heights, CA 95610
Ocean West Funding	1215 Thomaston Ave.
	Bldg. 2, Ste. 7	Waterbury, CT 06704
Gold Star Mortgage	3737 N. Meridian St., #204	Indianapolis, IN 46208
Ocean West Funding	12510 W. 62 Terrace, #105	Shawnee, KS 66216
Ocean West Funding	483D Monroe Turnpike	Monroe, CT 06468
CD Lending	6330 Sandhill.Rd	Las Vegas, NV 89120
Straight Line Mortgage	17125 S.W. Boones Ferry Rd.	Lake Oswego, OR 97071
Ocean West Funding	2320 East North St.	Greenville, SC 29650
Ocean West Funding	490 Mathis Airport Rd	Suwanee, GA 30024
Ocean West Funding	955 S. Virginia St	Reno, NV 89502
Ocean West Funding	25202 Crenshaw Blvd	Torrance, CA 90505
Ocean West Funding	1578 West Jackson	Painesville, OH 44077
Perfect Mortgage	9309 Office Park Circle	Elk Grove, CA 95758
Ocean West Funding	2014 Downing Dr	Pensacola, FL 32505
No Bull Mortgage	9805 NE 116th St., #7473	Kirkland, WA 98034

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s security holders during the last quarter of the fiscal year ended September 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Ocean West Holding Corporation began trading on August 12, 2002 and shares of our common stock are listed on the over-the-counter bulletin board (OTCBB) governed by the NASD. Our common stock trades under the symbol “OWHC” and the warrants trade under the symbol “OWHCW”. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Trading of our common stock has been minimal with limited or sporatic quotations and therefore we believe there is no established public market for the common stock. There is no established public market for the warrants.

     The following table sets forth the high and low bid quotations per share or warrant of the Company’s registered securities for each quarter during the last two fiscal years, as reported by OTCBB.

			Common Stock
	Common Shares		Purchase Warrants
	High	Low	High	Low
Year Ended September 30, 2003:

Quarter Ended December 31, 2002	$0.51	$0.15	None	None

Quarter Ended March 31, 2003	$0.35	$0.15	None	None

Quarter Ended June 30, 2003	$0.20	$0.07	None	None

Quarter Ended September 30, 2003	$0.40	$0.13	None	None

Year Ended September 30, 2004:

Quarter Ended December 31, 2003	$0.35	$0.15	None	None

Quarter Ended March 31, 2004	$0.45	$0.09	None	None

Quarter Ended June 30, 2004	$0.27	$0.11	None	None

Quarter Ended September 30, 2004	$0.25	$0.15	None	None

     As of September 30, 2004 there were 1,122 holders of record of the common shares, two holders of record of the Class B common shares, no holders of record of the Class D common shares, and no holders of record of the common stock purchase warrants.

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

     Except as described below, there were no sales of unregistered securities by Ocean West during the year ended September 30, 2004. In November 2002, we issued 500 shares of our Series M preferred stock to one investor, at a purchase price of $1,000 per share for net cash proceeds of $500,000. The issuance was made in reliance of Section 4(2) of the Securities Act of 1933. During fiscal year ended September 30, 2003, the Company redeemed all 500 shares of its Series M preferred stock for $1000 per share.

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

     On July 1, 2004, the Company executed a subscription agreement (“July Agreement”) with CDA. The July Agreement provides that the Company would sell and CDA would subscribe for 1,500,000 shares of senior preferred stock of the Company for $1,500,000.

     On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation (“CDA”) in exchange for 622,388 shares of CDA (the “Transfer”). The Transfer constitutes a change in control of the Company.

     On August 1, 2004, the Company executed a subscription agreement (“August Agreement”) with CDA. The August Agreement provides that the Company would sell and CDA would subscribe for 500,000 shares of senior preferred stock of the Company for $500,000.

     On September 1, 2004, the Company executed a subscription agreement (“September Agreement”) with CDA. The September Agreement provides that the Company would sell and CDA would subscribe for 250,000 shares of senior preferred stock of the Company for $250,000.

     On September 28, 2004, the Company executed a cancellation agreement (“Cancellation Agreement”) with CDA. The Cancellation Agreement provided that the Company and CDA agree to cancel and rescind the July Agreement, the August Agreement, and the September Agreement. The Agreement also provides that the Company would upon board approval issue 2,250 shares of preferred stock of Ocean West Enterprises for a value of $1,000 per share or $2,250,000, which was previously subscribed to by CDA pursuant to the July Agreement, the August Agreement, and the September Agreement, to CDA.

     During the quarter ended September 30, 2004, the Ocean West Enterprises issued 2,250 shares at a value of $1,000. At September 30, 2004 there was a stock subscription receivable of $1,022,425 of which has subsequently been paid in full.

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

Year Ended September 30, 2004, Compared to Year Ended September 30, 2003

     During the fiscal year ended September 30, 2004, we made 3,296 loans with an aggregate dollar value of approximately $602,946,521 compared to 5,928 loans with an aggregate dollar value of approximately $1,128,717,574 for the year ended September 30, 2003. Most of the loans originated were in principal amounts between $100,000 and $180,000.

     Net revenues from origination and/or sale of loans decreased during the fiscal year ended September 30, 2004 to 45.3% from the year ending September 30, 2003. The decrease is primary due to a reduction of loan origination due to the overall market conditions. Approximately $1.0 million of the decrease can be attributed to the Company funding its loan production through Freedom Mortgage, which then paid expenses relating to such. This also attributed to a decrease in operating expenses of approximately $1.0 million

     As a percentage, total operating expenses were 135.1% of the total revenues for the year ended September 30, 2004, as compared to 97.4% of total revenues for the year ending September 30, 2003. The increase as a percentage is due to the reduction of net revenues of 44.6% from the prior year. Operating expenses decreased 24.2% from 12.8 million to 9.7 million as compared to the year ended September 30, 2003. The decrease is related to Freedom Mortgage assuming the expenses as an offset to loan production it received for the quarter ended March 31, 2004. Salary, wages and payroll taxes represented 51.0% of total revenues as compared to 50.5% of total revenues for the year ending September 30, 2003. Salary, wages and payroll taxes decreased $3 million from $6.6 million for the year ended september 30, 2003 to $3.6 million for the year ended September 30, 2004. As a percentage of total revenues, administrative expenses increased to 82.2% for the year ended September 30, 2004 , as compared to 45.4% for the year ended September 30, 2003. General and administrative expenses decreased 1.1% or $66,000 for the year ended September 30, 2004 as compared to the year ended September 30, 2003. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance, office expenses and interest. Salaries, wages and payroll taxes decreased due to the Company’s downsizing efforts during the later part of its fiscal quarter ended September 30, 2003 of which efforts were not realized until fiscal year ended September 30, 2004. Rent, insurance and related office expenses decreased due to the Company’s downsizing efforts. Rent, insurance and related office expenses increased slightly towards the end of the fiscal year ended September 30, 2003 as the Company increased its corporate square footage by 3,160 square feet, due to moving our retail division from another location into the corporate location in order to increase efficiencies. Depreciation and amortization decreased 54,000 or 28% for the year ended September 30, 2004 as compared to the year ended September 30, 2003. As a percentage of revenues depreciation and amortization increased to 1.9% of total revenues, due to the decrease in revenues as compared to 1.5% of total revenues for the year ended September 30, 2003.

     Ocean West had loss from operations of $2,520,921 for the year ended September 30, 2004 compared to income of $340,086 for the year ended September 30, 2003. We had a net loss of $2,697,879 for the year ended September 30, 2004, net income of $105,155 for the year ended September 30, 2003.

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

     Since inception through September 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $6,149,853. This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2004 consolidated financial statements, which are included with this annual report.

     Net cash used for operating activities for the year ended September 30, 2004 was $97,748 compared to net cash provided by operating activities for the year ended September 30, 2003 of $12,125,089. The primary sources of cash used for the year ended September 30, 2004 was from a decrease in mortgage loans held for sale and receivable of loan sold of $1,070,812 and $574,475, respectively, a decrease in other current assets of $760,571 offset by the Company’s net loss for the year ended September 30, 2004. The primary source of cash provided by for the year ended September 30, 2003 was from a decrease in mortgage loans held for sale of $12,607,709. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used in investing activities during the year ended September 30, 2004 was $1,050,086, which was primarily used to purchase property and equipment of $27,660 and the issuance of notes receivable of $1,022,425. Net cash used in investing activities during the year ended September 30, 2003 was $12,674, which was primarily used to purchase property and equipment of $43,383 which was offset by the proceeds from the sale of property of $26,104.

     Net cash provided by financing activities for the year ended September 30, 2004 was $813,945, consisting primarily of payments under the warehouse line of credit of $1,506,431 and net proceeds of $289,875 on notes payable and long-term debt (including stockholder notes payable) payment of $53,091 on capital leases and preferred stock dividends of $153,008, these items were offset by the issuance of preferred stock of $2,250,000. Net cash used for financing activities for the year ended September 30, 2003 was $11,842,308 consisting primarily of payments under the warehouse line of credit of $11,983,870, and payments of $489,197 on notes payable and long-term debt (including stockholder notes payable), payment of $108,297 on capital leases, preferred stock dividends of $216,729 and $500,000 for the redemption of preferred stock. These items were offset by proceeds from notes payable and long-term debt of $915,888, proceeds from the exercise of warrants of $1,250, as well as proceeds from the issuance of preferred stock of $500,000.

     Based on dollar volume, during the year ended September 30, 2004 we funded approximately 18% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre- negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 5% and 6% per annum. The average time between funding a mortgage and the receipt of proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2002 and continued as such for the year ended September 30, 2004.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Previously we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of September 30, 2004 and September 30, 2003 the outstanding balance with First Collateral Services was $470,758 and $846,266, respectively. . Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at 8% and the rate on September 30, 2002 was 4.311%.

     Currently we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of September 30, 2003 the outstanding balance with Provident Consumer Financial Services and Warehouse One was $6,455,760 and $712,950, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is in compliance with its lender. Should we not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     At September 30, 2004 the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services and Warehouse One were approximately 4.43% and 5.61%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources; we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

     At the present time, our liquidity resources are minimal. We are have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the year ended September 30, 2004 was 3.6% based on dollar volume, compared to 9.2% for the year ended September 30, 2003. In addition, we frequently draw in excess of the maximum amount provided for in the agreement on the primary line of credit.

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

     On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation (“CDA”) in exchange for 622,388 shares of CDA (the “Transfer”) for an approximate value of $1,178,802, based on the average trading prices of the respective stocks for the month of June 2004. The Transfer constitutes a change in control of the Company. During the fourth quarter of fiscal year end September 30, 2004, 2,250 shares of the outstanding preferred stock of Ocean West Enterprises were exchanged for stock subscription receivable of $2,250,000. Subsequent to September 30, 2004, the remaining balance of the receivable had been paid.

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

     During fiscal year ended September 30, 2004, capital leases were incurred for equipment purchases of $17,749. During fiscal year ended September 30, 2003, we incurred capital lease obligations of $129,939 for equipment purchases.

     Management currently believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005. In response to the reduction in loan volume due to the rising interest rate market that began in July 2003, we have reduced fixed overhead primarily through staff reductions. So long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production. Additionally, we believe a development of a market in our stock should aid in increasing capital. We intend to retain earnings for the foreseeable future to help increase liquidity. Future offerings are possible, although we do not currently have any specific offering plans. In the event we are required to raise additional equity financing, there can be no assurance that any such equity financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

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

•	the Company has suffered recurring losses from operations, has an accumulated deficit as of September 30, 2004, that raise substantial doubt about the Company’s ability to continue as a going concern;

•	the Company’s dependence on its warehouse lines of credit, the limit of which have been reduced.

•	the Company’s need for additional funding sources so that its ability to originate and fund loans is not impaired; and

•	the Company’s ability to compete with banks and other mortgage lenders that are significantly larger.

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

     We are likely to originate and sell fewer mortgage loans if interest rates rise. In periods of rising interest rates, historically the demand for mortgage loans has declined which could result in lower revenues for us. The refinancing segment of the mortgage business is usually the first segment affected. The reason is that as interest rates rise, the costs of refinancing outweigh any interest rate saving eliminating those who are refinancing solely to reduce their interest rate. For the year ended September 30, 2004, refinance loans made up approximately 60% in total dollar volume of our loans. Rising interest rates also affect the purchase segment of the mortgage business. As interest rates increase, payment amounts rise decreasing the number of potential borrowers who feel they can afford the payments and who qualify for the mortgages.

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

     We depend in part on wholesale brokers that are not under our control to generate loans. If we are not successful in maintaining or expanding our broker network, our loan volume and therefore our revenues could decline significantly. During the year ended September 30, 2004, wholesale brokers originated approximately 15% of the mortgage loans closed or purchased by us based on total dollar value. Our employees originated the remainder of our loans. None of these brokers are contractually obligated to do business with us and, in fact, the brokers also have relationships with our competitors who actively compete with us in efforts to expand broker relationships.

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

     Mortgage loans are subject to significant government regulation. Federal, state and local governmental authorities regulate our activities as a lender. Our subsidiary, Ocean West Enterprises, is a licensed lender under the California Department of Corporations Residential Mortgage Lenders Act and is similarly licensed in the 35 states in which we do business. The Truth in Lending Act, and Regulation Z promulgated there under, mandate that mortgage lenders meet requirements designed to provide consumers with uniform, understandable information on the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances in which the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act require us to file an annual report with HUD. If we fail to comply with any of these regulations, we could be prohibited from engaging in operations which would have a material adverse effect on our results of operations and financial condition.

     Our business is concentrated in the California area. Based on the number of loans funded, 50% of our mortgage loan originations and purchases are typically secured by property in the California area. Although we are working to diversify our holdings, there is no assurance that we will be successful in entering any other markets. Even if we do expand to new markets, there is no assurance that we will be able to generate revenues exceeding the costs associated with activities in the new markets or that the business activity in those new markets will match that achieved in the Southern California area. Whether or not we enter into new geographic markets, general trends in the economy and the real estate market in the California area will significantly affect our results of operations and financial condition for the foreseeable future.

     CDA controls the Company. Ocean West has four classes of stock authorized in its Certificate of Incorporation and currently has three classes of voting stock that are issued and outstanding. Although each holder of common shares, Class B common shares and currently outstanding Preferred Shares is entitled to one vote for each share of stock held, the holders of Class B common shares are entitled to elect 75% of the members of the board of directors of Ocean West which is presently one member out of two. Holders of common shares and currently outstanding Preferred Shares, together with holders of Class D common shares and any additional series of voting Preferred Shares which are created, are only entitled to elect 25% of the members of the board of directors, presently one member. Thus, holders of Class B common shares have the ability to control the board of directors and, therefore, Ocean West. CDA (“CDA”) owns 100% of the issued and outstanding Class B common shares and will, therefore, control votes by holders of Class B common shares. In addition, they own 84.3% of the issued and outstanding common shares and will therefore also elect the remaining director so long as they hold more than 50% of the number of issued and outstanding common shares. On all matters other than the election of directors, CDA controls 85% of the issued and outstanding shares of voting stock of Ocean West and therefore will control the Company.

     No payment of dividends on common shares is expected in the near future. Ocean West recently became active and has not paid dividends. We have not historically paid dividends to its common shareholders, although we have paid dividends on outstanding preferred stock. Ocean West will be required to pay dividends on all currently issued classes of Preferred Stock. Dividends on Series C shares are 12% per annum or $12 per share and based on $100,000 in investment total $12,000 per year. Dividends on Series E shares are 18% per annum or $45 per share and based on $170,000 in investment total $30,600 per year. Dividends on Series F shares are 14% per annum or $14 per share and based on $105,000 in investment total $14,700 per year. Dividends on Series G shares are 24% per annum or $24 per share and based on $200,000 in investment total $48,000 per year. Dividends on Series I shares are 15% per annum or $15 per share and based on $12,500 in investment total $1,875 per year. Dividends on Series L shares are 12% per annum or $120 per share and based on $1,000,000 in investment total $120,000 per year. Dividends on Series M shares were 12% per annum or $120 per share and based on $500,000 in investment total $60,000 per year. Dividends on all our Preferred Stock in the aggregate total $287,175 annually less $60,000 for the redemption of the Series M preferred, assuming no changes in outstanding preferred stock. Ocean West has no present plans to institute a policy of declaring dividends on any class other than Preferred Shares. In the foreseeable future, our capital requirements will likely consume all operating profits and other available cash. There is no guarantee that we will pay dividends in the future or will pay dividends in excess of those owed on the Preferred Shares.

     We have issued and may issue additional Preferred Shares which have preferences over common shares. Our Certificate of Incorporation authorizes the issuance of Preferred Shares with designations, rights and preferences as determined from time to time by its Board of Directors. Currently, there are 5,855 Preferred Shares of Ocean West Holding Corporation, in six series outstanding. Ocean West Enterprises, a wholly owned subsidiary of the holding corporation, has 2,250 shares outstanding. The Board of Directors is empowered, without shareholder approval, to issue additional series of Preferred Shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the rights of the holders of common shares. The voting rights of any Preferred Shares, however, are limited by the Certificate of Incorporation and cannot exceed the voting rights of any common shares. The issuance of preferred shares can be used as a method of discouraging, delaying or preventing a change of control of Ocean West.

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

     Future sales of shares by substantial shareholders may adversely affect the price of shares. Pursuant to the Company’s registration statement (file number 333-86484) which became effective on August 12, 2002, currently there are 2,248,676 shares registered and available for public sale. The remaining outstanding common shares, including the 210,096 Class B common shares, which may be converted to common shares, numbering 3,547,524, are “restricted securities” as defined in Rule 144 promulgated under the Securities Act of 1933. The restricted shares constitute approximately 61% of the issued and outstanding common shares including shares that would be issued upon conversion of the Class B common shares. Sales of securities by affiliates of Ocean West may also be subject to Rule 144 resale limitations. Rule 144 provides a safe harbor from registration requirements for some sales of restricted securities or securities held by affiliates. Currently, CDA holds all of the restricted common shares. In general, under Rule 144, if adequate public information on Ocean West is available, beginning ninety days after the date of this prospectus, a person who has satisfied a one year holding period may sell, during any three month period, up to 1% of the then outstanding common shares for companies listed on the OTC Bulletin Board. Sales under Rule 144 are also subject to restrictions relating to manner of sale and notice. Sales of restricted securities by a person who is not an affiliate of Ocean West under the Securities Act and who has satisfied a two year holding period may be made without regard to volume limitations, notice or other requirements of Rule 144.

Management is unable to predict the effect that sales made pursuant to Rule 144 or other exemptions under the 1933 Act may have on the prevailing market price of the registered common shares, or when such sales may begin under Rule 144.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ocean West Holding
Corporation and Subsidiary
Tustin, California

     We have audited the consolidated balance sheet of Ocean West Holding Corporation and Subsidiary (the “Company”) as of September 30, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statement referred to above presently fairly, in all material respects, the financial position of Ocean West Holding Corporation and Subsidiary as of September 30, 2004 and the results of their operations and their cash flows for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and was not in compliance with certain loan covenants under one of its warehouse lines of credit as of September 30, 2004, that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Chavez and Koch CPA’s.
CERTIFIED PUBLIC ACCOUNTANTS

Henderson, Nevada
January 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Hein & Associates LLC.

Orange, California
December 30, 2003

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	September 30,
	2004	2003
Current assets:
Cash and cash equivalents	$124,080	$457,969
Restricted cash	—	3,010
Receivable from loans sold	6,137,020	6,711,495
Mortgage loans held for sale	357,006	1,427,818
Stock subscription receivable	1,022,425	—
Due from related party	—	45,000
Prepaid and other current assets	268,748	984,319

Total current assets	7,909,279	9,629,611

Property and equipment, net	251,696	357,522

Other assets:
Originated mortgage servicing rights	37,587	44,163
Loans held for investment	327,700	480,300
Property held for sale	—	—
Deposits	66,430	62,630

Total other assets	431,717	587,093

	$8,592,692	$10,574,226

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	September 30,
	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$1,239,735	$1,487,333
Client trust payable	—	3,010
Due to stockholder	25,247	38,647
Current maturities of long-term debt	892,000	829,375
Current maturities of capital lease obligations	50,672	63,022
Current maturities of notes payable – stockholders	—	—
Warehouse lines of credit	6,526,545	8,032,976

Total current liabilities	8,734,199	10,454,363

Long-term liabilities:
Long-term debt, less current maturities	542,250	85,000
Capital lease obligations, less current maturities	12,440	53,181
Accrued expenses	—	—
Amount due to related party	15,000	15,000
Notes payable – stockholders, less current maturities	—	230,000

Total long-term liabilities	569,690	383,181

Total liabilities	9,303,889	10,837,544

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000	100,000
Series E, 680 shares issued and outstanding	170,000	170,000
Series F, 1,050 shares issued and outstanding	105,000	105,000
Series G, 2,000 shares issued and outstanding	200,000	200,000
Series I, 125 shares issued and outstanding	12,500	12,500
Series K, no shares issued and outstanding	—	—
Series L, 1,000 shares issued and outstanding	1,000,000	1,000,000
Series M, 5,000 shares authorized, 0 and 500 shares issued and outstanding, respectively	—	—
Preferred stock, $1,000 par value; 50,000 shares authorized:
Series N, 2,250 shares issued and outstanding	2,250,000	—
Class B common stock; $0.01 par value, 5,000,000 authorized, 210,096 shares issued and outstanding	2,101	2,101
Class D common stock; $0.01 par value, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 5,586,104 and 5,585,104 shares issued and outstanding, respectively	55,861	55,851
Additional paid-in capital	1,543,194	1,543,194
Accumulated deficit	(6,149,853)	(3,451,974)

Total stockholders’ (deficit) equity	(711,197)	(263,318)

	$8,592,692	$10,574,226

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2004	2003
Revenues:

Revenues from origination and sale of mortgage loans and commissions, net	$7,187,688	$13,156,597

Operating expenses:
Salaries and wages	3,071,317	5,764,547
Payroll taxes	591,241	885,945
Other general and administrative expenses	5,905,989	5,971,636
Depreciation and amortization	140,062	194,383

Total operating expenses	9,708,609	12,816,511

(Loss) income before provision for income taxes	(2,520,921)	340,086

Provision for income taxes	23,950	18,203

Net income (loss)	(2,544,871)	321,883

Dividends on preferred shares	(153,008)	(216,728)

Net (loss) income applicable to common shareholders	$(2,697,879)	$105,155

Net (loss) income applicable to common shareholders per common share - basic and diluted	$(0.48)	$0.02

Weighted average number of common shares outstanding - basic and diluted	5,586,104	5,586,104

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

	Preferred Stock
	Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at October 1, 2002	1,000	100,000	—	—	680	170,000	1,050	105,000
Dividends on preferred stock
Redemption of Series M preferred stock
Exercise of warrant to common stock
Net Income for the year ended September 30, 2003

Balance at September 30, 2003	1,000	100,000	—	—	680	170,000	1,050	105,000
Dividends on preferred stock
Issuance of Series N Preferred Stock
Net loss for the year ended September 30, 2004

Balance at September 30, 2004	1,000	$100,000	—	—	680	$170,000	1,050	$105,000

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

	Preferred Stock
	Series G		Series I		Series K		Series L
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at October 1, 2002	2,000	100,000	125	12,500	—	—	1,000	1,000,000
Dividends on preferred stock
Redemption of Series M preferred Stock
Exercise of warrant to common stock
Net Income for the year ended September 30, 2003

Balance at September 30, 2003	2,000	100,000	125	12,500	—	—	1,000	1,000,000
Dividends on preferred stock
Issuance of Series N Preferred Stock
Net loss for the year ended September 30, 2004

Balance at September 30, 2004	2,000	$100,000	125	$12,500	—	$—	1,000	$1,000,000

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

					Class B
	Series M		Series N		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at October 1, 2002	500	5	—	—	210,096	2,101	5,585,104	55,851
Dividends on preferred stock
Redemption of Series M Preferred stock	(500)	(5)
Exercise of warrant to common stock							1,000	10
Net income for year ended September 30, 2003

Balance at September 30, 2003	—	$—	—	$—	210,096	2,101	5,586,104	55,861
Dividends on preferred stock
Issuance of Series N Preferred stock			2,250	2,250,000
Net loss for the year ended September 30, 2004

Balance at September 30, 2004	—	$—	2,250	$2,250,000	210,096	2,101	5,586,104	55,861

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

	Additional paid-in
	capital	Accumulated Deficit	Total
Balance at October 1, 2002	2,041,949	(3,557,129)	130,277
Dividends on preferred stock		(216,728)	(216,728)
Redemption of Series M Preferred Stock	(499,995)		(500,000)
Exercise of warrant to common stock	1,240		1,250
Net income for year ended September 30, 2003		321,883	321,883

Balance at September 30, 2003	1,543,194	(3,451,974)	(263,318)
Dividends on preferred stock		(153,008)	(153,008)
Issuance of Series N Preferred Stock			2,250,000
Net loss for the year ended September 30, 2004		(2,544,871)	(2,544,871)

Balance at September 30, 2004	$1,543,194	$(6,149,853)	$(711,197)

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

	September 30,	September 30,
	2004	2003
Cash flows provided by (used for) operating activities:
Net (loss) income	$(2,544,871)	$321,883

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	140,063	194,383
Loss on sale of property	—	39,040
Reserve on loans held for investment	152,600
Compensation expense for stock sold	—	—
Changes in operating assets and liabilities:
Increase) decrease in assets:
Restricted cash	3,010	113,467
Mortgage loans held for sale	1,070,812	12,607,709
Receivable from loans sold	574,475	(291,306)
Other current assets	760,571	(553,545)
Deposits	(3,080)	(40,082)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(248,317)	(266,460)
Client trust payable	(3,010)	—

Net cash provided by (used for) operating activities	(97,748)	12,125,089

Cash flows used for investing activities:
(Issuance) of stock receivable	(1,022,425)
Collection (issuance) of stock receivable	—	4,605
Proceeds from the sale of property	—	26,104
Purchases of property and equipment	(27,661)	(43,383)

Net cash used for investing activities	(1,050,086)	(12,674)

Cash flows (used for) provided by financing activities:
Net (repayments) borrowings under warehouse lines of credit	(1,506,431)	(11,983,871)
Proceeds from notes payable and long-term debt	289,875	915,888
Payments on notes payable and long-term debt	—	(251,795)
Reclass to notes payable	230,000
Payments on capital lease obligations	(53,091)	(108,297)
Payments to stockholder	(13,400)	38,647
Proceeds from notes payable-stockholder	—	—
Reclass on notes-payable-stockholder	(230,000)	(237,402)
Proceeds from exercise of warrants	—	1,250
Proceeds from issuance of preferred stock	2,250,000	500,000
Preferred stock dividends	(153,008)	(216,728)
Net cash provided by (used for) financing activities	813,945	(11,842,308)

Net (decrease) increase in cash and cash equivalents	(333,889)	270,107
Cash and cash equivalents, beginning of year	457,969	187,862

Cash and cash equivalents, end of year	$124,080	$457,969

See accompanying independent auditors’ reports and notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

	September 30,	September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Interest paid	$161,255	$519,500

Income taxes paid	$4,781	$800

Supplemental schedule of non cash investing and financing activities:

During the year ended September 30, 2004, the Company elected to reduce the amount of loans from loans held for investment by $152,600, which represented loans the Company felt were not collectible.

During the year ended September 30, 2004, the Company entered into a stock subscription agreement to issue 2,250 shares of Series N preferred stock for a total consideration of $2,250,000.

During the year ended September 30, 2004, the Company incurred capital lease obligations for equipment of $17,749.

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

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

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

Since inception through September 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $ 6,149,853. This circumstance raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2004 consolidated financial statements, which are included with this annual report.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least through fiscal 2005. To compensate for the reduction in loan volume due to the rising interest rate market that began in July 2003, the Company has reduced fixed overhead primarily through staff reductions. Management believes the Company can now meet its liquidity and capital needs at current production levels. However management is currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable the Company to increase its loan production. Additionally, management believes a development of a market in the Company’s stock should aid in increasing capital. The Company intends to retain earnings for the foreseeable future to help increase liquidity. Future offerings are possible, although the Company does not currently have any specific offering plans.

Nature of Business:

OWE, a California C corporation, was incorporated in November 1988 in the State of California for the purpose of engaging in mortgage banking activities. OWE is involved in the process of originating, packaging, and funding of HUD and other government-insured loans and non-government-insured loans in the United States. HUD-insured loans comprised 3.6% and 9.2%, of total loans originated by the Company during the year ended September 30, 2004 and the year ended September 30, 2003. Certain of the non-government-insured loans are sold “servicing retained” whereby the Company receives a fee for servicing the loans. Based on number of loans funded, 50.2% of our mortgage loan originations and purchases are typically secured by property in the California area.

OWHC and OWE are collectively referred to as the “Company.”

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)	Summary of Significant Accounting Policies (continued):

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

For the year ended September 30, 2004 and the year ended September 30, 2003; four buyers purchased 25%, 23%, 20% and 10% (September 30, 2004), four buyers purchased 27%, 15%, 11% and 10%, (September 30, 2003), of loans funded.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash:

Restricted cash represents amounts deposited in escrow for the Company to pay expenses for the benefit of a borrower who advanced funds to the Company.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)	Summary of Significant Accounting Policies (continued):

Mortgage Loans Held for Sale:

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of September 30, 2004 and September 30, 2003, there was no valuation allowance required as cost was estimated not to exceed market value. A substantial portion of loans was sold to investors within 30 days subsequent to September 30, 2004 and September 30, 2003.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Depreciation expense related to property and equipment was $133,487 and $187,894 for the year ended September 30, 2004 and the year ended September 30, 2003. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

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

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)	Summary of Significant Accounting Policies (Continued):

(“MSLs”) is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of September 30, 2004 and September 30, 2003.

For the year ended September 30, 2003, $13,259 were capitalized as mortgage servicing rights. No mortgage servicing rights were capitalized during the year ended September 30, 2004. Amortization expense related to mortgage servicing rights for the years ended September 30, 2004 and September 30, 2003, was $6,576 and $6,489, respectively.

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

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders after reducing net income by preferred stock dividend, by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents, which consist of 3,000,000 shares of warrants, have not been included in the earnings per share computation for the six months ended September 30, 2002, as the amounts are anti-dilutive. There were no anti-dilutive securities at September 30, 2004 or September 30, 2003.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)	Summary of Significant Accounting Policies (Continued):

Advertising:

The Company expenses advertising costs as incurred. The advertising costs for the year ended September 30, 2004 and the year ended September 30, 2003 were $922,624 and $1,123,178, respectively.

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

Fair Value of Financial Instruments:

The Company has adopted SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. For certain of the Company’s financial instruments including cash, receivables, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)	Summary of Significant Accounting Policies (Continued):

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

Reclassifications:

Certain prior year balances have been reclassified to conform with current year presentation. Such classifications had no effect on net income.

(2)	Property and Equipment:

A summary is as follows:

	September 30,	September 30,
	2004	2003
Office equipment and leasehold improvements	$484,377	$474,565
Property under capital lease (Note 6)	628,517	610,768
Furniture and fixtures	140,552	140,552
Automobiles	12,000	12,000

	1,265,446	1,237,785
Less accumulated depreciation and amortization	(1,013,750)	(880,263)

	$251,696	$357,522

(3)	Originated Mortgaging Servicing Rights:

A summary is as follows:

	September 30,	September 30,
	2004	2003
Balance, beginning of period	$44,163	$37,393
Additions, net	—	13,259
Amortization	(6,576)	(6,489)

Balance, end of period	$37,587	$44,163

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(3)	Originated Mortgaging Servicing Rights (continued):

     The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2004 and September 30, 2003. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

(4)	Stock Subscription Receivable:

     During the year ended September 30, 2004, the Ocean West Enterprises entered into an agreement to sell 2,250 shares of Series N preferred stock for a consideration of $2,250,000 to CDA, the Company’s largest shareholder of approximately 84.9% of the company’s outstanding common stock. At September 30, 2004 there was a stock subscription receivable of $1,022,425 of which has subsequently been paid in full.

During the period ended September 30, 2002, the Company entered into an agreement to sell 500 shares of Series M preferred stock for $500,000. The funds were received in October 2002. During the last two quarters of the year ended September 30, 2003 the Company redeemed all of the 500 shares of Series M preferred for $500,000.

(5)	Warehouse Lines of Credit:

     At September 30, 2002, the Company had a $15,000,000 mortgage loan purchasing warehouse line with First Collateral Services, collateralized by the related mortgage loans receivable with a carrying value of $18,927,137 at September 30, 2002. Interest was due monthly at the bank reference rate plus an established percentage (totaling 4.3% at September 30, 2002). At September 30, 2002, the outstanding balance under the warehouse line of credit was $18,226,626. First Collateral ceased providing Ocean West funds under the line effective April 30, 2003. The remaining balance on the line ($470,758 at September 30, 2004) is being paid off as the loans securing the line are sold.

The Company has an $8,000,000 mortgage loan purchasing warehouse line of credit with Provident Consumer Financial Services, collateralized by the related mortgage loans receivable with a carrying value of $5,718,473 at September 30, 2004. Interest is due monthly at the bank reference rate plus an established percentage (totaling 6.93% at September 30, 2004). At September 30, 2004 the outstanding balance under the warehouse line of credit was $5,656,668.

The Company has another $5,000,000 mortgage loan purchasing warehouse line of credit, collateralized by the related mortgage loans receivable with a carrying value of $404,892 and $734,177 as of September 30, 2004 and 2003, respectively. The line of credit is personally guaranteed by Marshall L. Stewart and Daryl S. Meddings, officers of the Company. Interest is due monthly at prime plus an established percentage ranging from 3.0% to 4.5%, respectively. Each advance is to be repaid within 45

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(5)	Warehouse Lines of Credit (continued):

days of the advance. At September 30, 2004 and 2003 the outstanding balance under this warehouse line of credit was $399,119 and $712,950, respectively.

The warehouse line of credit has restrictions as to the types of loans (and the maximum amounts per individual loans) for which said line can be used. Furthermore, the line can only be used to fund 98% of loan amounts, as defined; the remaining 2% must be funded by the Company utilizing its own cash resources.

The warehouse line of credit agreement contains restrictive covenants relating to net worth, tangible net worth, and various ratios, as defined. The Company is currently in compliance with such covenant. For the year ended September 30, 2003 violations of the restrictive covenants have been waived by the lender, which did continue to provide financing. At the end of each quarterly reporting period, the lender reviews the operating results of the Company prior to waiving the covenant violations.

Interest expense incurred under the warehouse lines of credit was $14,181 and $437,606, for the year ended September 30, 2004 and 2003, respectively, and is included in revenue from origination and sale of mortgage loans and commissions, net on the statement of operations.

(6)	Long-Term Debt and Capital Lease Obligations:

Long-Term Debt

A summary of long-term debt is as follows:

	September 30,	September 30,
	2004	2003
Note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.	$35,000	$35,000

Note payable to a related party, originally bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.	50,000	50,000

Note payable to finance company for insurance, bearing interest at 7.75%, payments of $6,171 are due monthly, including interest through February 2004.	-0-	24,375

Note payable to bank bearing interest at 4.5% due November 7, 2003. Secured by certificate of deposit. (A)	92,000	75,000

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

	September 30,	September 30,
	2004	2003
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due December 1, 2003. (A)	280,000	280,000

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2004.	200,000	200,000

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due November 1, 2003. (A)	250,000	250,000
Note payable to an individual, bearing interest at 10% per annum, payable in monthly interest and principal installments of $2,193.93 with all unpaid principal and interest due December 31, 2019.	149,090	—
Note payable to former stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008.	$45,000	—

Note payable to former stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017.	249,232	—
Note payable to Indy Mac, bearing interest at 0% per annum payable in monthly payments of $12,500 with all unpaid principal due October, 2005	163,928	—

	1,434,250	914,375

Less current maturities	(892,000)	(829,375)

	$542,250	$85,000

(A) These loans have not been paid as of their due dates. Management is in the process of negotiating extended terms.

The following table summarizes the aggregate maturities of long-term debt:

Years ending
September 30,
2005	$892,000
2006	848
2007	86,128
2008	1,369
2009	46,573
Thereafter	407,332

$1,434,250

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(6)	Long-Term Debt and Capital Lease Obligations (continued):

Interest expense incurred under long-term debt obligations amounted to $25,374 and $37,647, for the year ended September 30, 2004 and the year ended 2003.

Interest expense incurred under related party debt obligations amounted to $0 and $11,628, for the year ended September 30, 2004 and the year ended September 30, 2003.

Capital Leases

The Company leases certain equipment under capital leases, which expire through 2006, with effective interest rates ranging from 14% to 18.37%. These leases are secured by related equipment costing $628,517 (see Note 2). The assets are depreciated over their estimated useful lives. Depreciation of the assets of $124,734 and $121,184, was included in depreciation and amortization for the year ended September 30, 2004 and the year ended September 30, 2003. Accumulated depreciation of the assets of $528,892 and $404,158 is included in accumulated depreciation and amortization in the accompanying balance sheets at September 30, 2004 and September 30, 2003, respectively.

The following is a schedule by years of future minimum lease payments required under the capital lease together with the present value of the net minimum lease payments:

Years ending September 30,
2005	$54,899
2006	15,534

Total minimum lease payments	70,433
Less amount representing interest	7,320

Present value of net minimum lease payments	63,113

Less current maturities	50,672

$12,441

Interest expense incurred under capital lease obligations amounted to $16,546 and $11,961 for the year ended September 30, 2004 and the year ended September 30, 2003, respectively.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(7) Notes Payable – Stockholders:

	September 30,	September 30,
	2004	2003
Note payable to stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008.	$—	$45,000

Note payable to stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017.	—	185,000

	—	230,000
Less current maturities	—	—

	$—	$230,000

The Company reclassed this obligation to notes payable, since the individuals are no longer shareholders.

(8)	Commitments and Contingencies:

Operating Leases

The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2008. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

Future annual minimum payments under operating leases are as follows:

Years ending September 30,
2005	$456,738
2006	436,162
2007	431,664
2008	71,944

$1,396,578

Rental expense under operating leases for the year ended September 30, 2004, and the year ended September 30, 2003 was $913,152 and $922,410, respectively.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(8)	Commitments and Contingencies (continued):

Litigation

In the normal course of business, the Company is involved in various legal actions. It is the opinion of management that none of these legal actions will have a material effect on the financial position or results of operations of the Company.

Consulting Agreements

As part of the Series D preferred stock purchase agreement (see Notes 9 and 14), the Company entered into a financial consulting agreement whereby the Series D preferred stockholder is entitled to consulting fees of $6,000 per month. The agreement expires upon the redemption of the Series D preferred stock. Consulting fees charged to operations totaled $5,000 for the year ended September 30, 2004 and $5,000 for the year ended September 30, 2003.

Employment Agreements

On September 1, 2004, the Company entered into employment agreements with its President, CEO and its Executive Vice President (collectively, the “Employees”). These agreements provide for an annual base salary of not less than $180,000 each for a three-year term plus certain additional benefits. Also, the agreements call for Executive will receive additional compensation in the form of shares of common stock of CDA based on OWE’s financial performance during the three year period commencing on the date of this Agreement (the “Performance Period”). The Performance Period will not start until the warehouse line capacity of OWE reaches $40 million.

No amounts are accrued for the deferred compensation as the Company has had no pre-tax profits.

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

Preferred Stock, Series C

In 1993, the Board of Directors authorized the issuance of up to 1,000 shares of Series C preferred stock at $100 per share. At September 30, 2003, September 30, 2002 and March 31, 2002, 1,000 shares of the Series C preferred stock were outstanding. The Series C preferred stock is non-voting and is redeemable

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

Preferred Stock, Series C (continued)
by the Company. The redemption price will include an annual rate of return of 12% on the original issuance price. The Series C preferred stock shall have a preference over the common stock of the Company. The Company has been paying a monthly dividend at an annual rate of 12% in lieu of the increased redemption price. Dividends of $12,000 were declared and paid for the year ended September 30, 2004 and for the year ended September 30, 2003.

Preferred Stock, Series D

In 1997, the Board of Directors authorized the issuance of up to 1,500 shares of Series D preferred stock at $400 per share. During March 2002, all of the outstanding shares (1,500) were converted into 480,000 common shares. The Series D preferred stock is voting and is redeemable by the Company. The Series D preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C preferred stock. The Series D preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 3%, payable on a monthly basis. In connection with the original purchase of the Series D preferred stock, the Company entered into a financial consulting agreement whereby the Series D preferred stockholder was entitled to $6,000 per month until such time that the Series D preferred stock was redeemed by the Company. Redemption took place during fiscal year ended March 31, 2002.

Preferred Stock, Series E

In 1997, the Board of Directors authorized the issuance of up to 1,200 shares of Series E preferred stock at $250 per share. During March 2002, 520 of the outstanding Series E preferred shares were converted into 104,000 common shares. At September 30, 2004 and September 30, 2003, 680 shares, of Series E preferred stock were outstanding. The Series E preferred stock is non-voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and D preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. Dividends of $84,100 and $30,600 were paid for the years ended September 30, 2004 and September 30, 2003, respectively.

Preferred Stock, Series F

In 1998, the Board of Directors authorized the issuance of up to 1,250 shares of Series F preferred stock at $100 per share. During March 2002, 200 of the outstanding Series F preferred shares were converted to 16,000 common shares. At September 30, 2004 and September 30, 2003, 1,050 shares of Series F preferred stock were outstanding. The Series F preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. Dividends of $14,700 and $14,700 were declared and paid for the years ended September 30, 2004 and September 30, 2003, respectively.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

Preferred Stock, Series G

In 1999, the Board of Directors authorized the issuance of up to 2,000 shares of Series Gpreferred stock at $100 per share. At September 30, 2003, 2,000 shares of Series G preferred stock were outstanding. The Series G preferred stock is voting and is redeemable at the Company’s option The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. Dividends of $28,333 were declared and paid for the year ended September 30, 2004. Dividends of $50,000 were declared and paid for the year ended September 30, 2003.,

Preferred Stock, Series I

In 1999, the Board of Directors authorized the issuance of up to 550 shares of Series I preferred stock at $100 per share. During March 2002, 425 shares of Series I preferred stock were converted into 34,000 shares of common stock. At September 30, 2004 and September 30, 2003, 125 shares of Series I preferred stock were outstanding. The Series I preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. Dividends of $1,875 were declared and paid for the year ended September 30, 2004, $1,875 were declared and paid for the year ended September 30, 2003

Preferred Stock, Series K

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

Preferred Stock, Series L

In 1999, the Board of Directors authorized the issuance of up to 1,000 shares of Series L preferred stock at $1,000 per share. During the fiscal year ended March 31, 2002, 55 shares of Series L preferred stock were converted into 44,000 shares of common stock. Also during fiscal year ended March 31, 2002, the Company sold 300 shares of series L preferred stock for $300,000 and redeemed 126 shares for

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

Preferred Stock, Series L (continued)

$125,500. At September 30, 2004 and September 30, 2003, 1,000 shares of Series L preferred stock were outstanding. The Series L preferred stock is voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series L preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. Dividends of $12,000 were declared and paid for the year ended September 30, 2004 and $70,317 were declared and paid for the year ended September 30, 2003.

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

Preferred Stock, Series N

During the year ended September 30, 2004, the Board of Directors of Ocean West Enterprises authorized the issuance of up to 2,250 shares of Series N preferred stock at $1000 per share. The Series N preferred stock is non voting and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series N preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series N preferred stock does not entitles the holder to receive dividends.

(10)	Common Stock and Warrants:

In March 2002, concurrent with the acquisition between OWHC and OWE, a stock split of 140 to one occurred. This transaction has been reflected for all periods presented.

During the year ended March 31, 2002, the Company redeemed 40 shares (5,600 post split) of common stock for $10,000.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(10)	Common Stock and Warrants (continued):

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

Mortgage loans serviced by the Company amounting to approximately $4.9 million and $6.4 million, at September 30, 2004 and September 30, 2003, respectively, are not included in the accompanying balance sheets. Funds held in trust on behalf of the owners of such serviced loans are also not reflected in the accompanying balance sheets. The Company subcontracts its servicing through a third-party sub-servicer. Either party may cancel the contract with 120 days written notice. Loan sub-servicing fees are based on a fixed monthly fee per outstanding loan being serviced.

(13)	Provision For Income Taxes:

The income tax provision for the year ended September 30, 2004 and the year ended September 30, 2003 differed from the amounts computed by applying the U.S. Federal tax rate of 34 percent to the income (loss) from operations before provision (benefit) for income taxes as a result of the following:

	Year ended	Year ended
	September 30,	September 30,
	2004	2003
Computed “expected” tax benefit	$(833,983)	$115,629
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	23,131	11,552
State taxes, net of Federal benefit	—	12,014
Increase (decrease) in valuation allowance	810,852	(120,992)

	$—	$18,203

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(13)	Provision For Income Taxes (continued):

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2004 and 2003, are as follows:

	September	September
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$1,354,367	$727,826
Accrued vacation	5,265	10,290
Less valuation allowance	(1,261,227)	(572,208)

Deferred tax assets	98,405	165,908

Deferred tax liabilities:
Deferred costs	(98,405)	(114,417)
Other	—	(51,491)

Deferred tax liability	(98,405)	(165,908)

Net deferred tax asset	$—	$—

The net change in the total valuation allowance for the year ended September 30, 2004 and the year ended September 30, 2003 was an increase/(decrease) of $810,852 and $(120,992) respectively.

At 2004, the Company has net operating loss carryforwards (“NOLs”) of approximately $3,983,443, for Federal income tax reporting purposes and approximately and $2,787,507 for state reporting purposes, expiring in various years through 2025.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

(14)	Related-Party Transactions:

The Company advanced funds in the amount of $57,605 to an entity owned by a stockholder of the Company. Funds will be repaid through services rendered. Services rendered in relation to this amount were $12,605 leaving a balance of $45,000 at September 30, 2003. During the year ended September 30, 2004 services rendered in relation to this amount were $45,000 leaving a balance of $0 at September 30, 2004.

On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to CDA in exchange for 622,388 shares of CDA (the “Transfer”) for an approximate value of $1,178,802, based on the average trading prices of the respective stocks for the month of June 2004. The Transfer constitutes a change in control of the Company.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(14)	Related-Party Transactions (continued):

During the fourth quarter of fiscal year end September 30, 2004, 2,250 shares of the outstanding preferred stock of Ocean West Enterprises were exchanged for stock subscription receivable of $2,250,000. At September 30, 2004 there was a stock subscription receivable of $1,022,425 which has subsequently been paid in full.

(15)	Profit Sharing Plan:

The Company has a 401(k) profit sharing plan covering substantially all of its employees. Any matching or profit sharing contributions are determined annually at the discretion of management and vest at the rate of 20% per year of employment starting the second year. For the 2001 plan year, management elected to make a matching contribution equal to 10% of amounts contributed by an employee to a maximum of $250 per employee. No matching or profit sharing contributions were made during the year ended September 30, 2004 and the year ended September 30, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Previously reported and not reported here in accordance with the Instructions to Item 304 of Regulation S-B.

Item 8A.	Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Company’s Chief Executive Officer and Chief Financial Officer have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. As of the end of the period covered by this annual report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-1-5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls.

Item 8B. Other Information.

Entry of Material Definitive Agreements

     On July 1, 2004, the Company executed a subscription agreement with CDA (“July Agreement”). The July Agreement provides that the Company would sell and that CDA will subscribe for 1,500,000 shares of senior preferred stock of the Company for $1,500,000.

     On August 1, 2004, the Company executed a subscription agreement with CDA (“August Agreement”). The August Agreement provides that the Company would sell and that CDA would subscribe for 500,000 shares of senior preferred stock of the Company for $500,000.

     On September 1, 2004, the Company executed a subscription agreement with CDA (“September Agreement”). The September Agreement provides that the Company would sell and that CDA would subscribe for 250,000 shares of senior preferred stock of the company for $250,000.

     On September 28, 2004, Ocean West Enterprises executed a subscription agreement with CDA. The Agreement provides that the Company would sell and that CDA would subscribe for 2,250 shares of senior preferred stock of the company as an exchange for the cancellation of the July, August and September Agreements.

     CDA is the majority shareholder of the Company.

Termination of Material Definitive Agreements

     On September 28, 2004, the Company executed a cancellation agreement (“Cancellation Agreement”) with CDA. The Cancellation Agreement provided that the Company and CDA agree to cancel and rescind the July Agreement, the August Agreement, and the September Agreement. The Agreement also provides that the Company would upon board approval issue 2,250 shares of preferred stock of Ocean West Enterprises for a value of $1,000 per share or $2,250,000, which was previously subscribed to by CDA pursuant to the July Agreement, the August Agreement, and the September Agreement to CDA.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors of Ocean West and Ocean West Enterprises

Name	Position with Ocean West(1)	Position with Ocean West Enterprises
Marshall L. Stewart	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director

Daryl S. Meddings	Executive Vice President, Secretary/Treasurer, Director	Executive Vice President, Chief Financial Officer, Secretary/Treasurer, Director

Wayne K. Bailey	Chief Financial Officer, Director	—

(1)	All persons listed were appointed to such positions in 2000, except for Mr. Bailey who was appointed in September of 2004.

     Officers serve at the discretion of the Board of Directors. Directors hold office until the next annual meeting of shareholders and until their successors have been elected and accept office.

     Marshall J. Stewart, 47, has worked in the mortgage industry since 1982. He was founder of Ocean West Enterprises and has been President, a director and a shareholder since 1988. Prior to founding Ocean West Enterprises, from 1986 to 1988, Mr. Stewart was a Vice President of Westport Savings Bank in Laguna Beach, California. His responsibilities included overseeing the mortgage banking department, secondary marketing and the Laguna Bank Savings branch. Prior to joining Westport Savings Bank, from 1984 to 1986, he was Production Manager of Irvine City Savings in Newport Beach, California and had the responsibilities of staffing and training the loan origination department and overseeing production, underwriting, funding, shipping and the sale of funded loans to institutional investors such as FNMA and FHLMC. Mr. Stewart received his B.A. in English with a minor in Business Administration from California State University in Fullerton, California in 1980.

     Daryl S. Meddings, 39, was also a founder of Ocean West Enterprises and has been Executive Vice President, Chief Financial Officer, Secretary/Treasurer and a director and a shareholder since 1988. As Chief Financial Officer at Ocean West Enterprises, Mr. Meddings implemented and monitors accounting and financial reporting system. Other duties include budget planning, expense control, commercial banking relationships and oversight of quality control, loan servicing and loss mitigation. From late 1987 to 1988, Mr. Meddings was a production manager with Westport Savings Bank in Laguna Beach, California. His duties included establishing both retail and wholesale production departments and recruiting, hiring and training mortgage origination personnel. Prior to that, he began his career in mortgage banking in 1986 as a loan officer at Pro Mortgage Services in Diamond Bar, California and worked his way up to top producer at Irvine City Savings in Irvine, California. Mr. Meddings received his B.S. in Finance, Real Estate and Insurance with a concentration in Real Estate from California Polytechnic State University-Pomona in 1987.

     Wayne K. Bailey, 55, has been appointed to the position of Chief Financial Officer and Director since September 28, 2004. Mr. Bailey currently also holds the position of President/CFO of CDA since the fall of 2002. CDA currently holds 84.9% of the Company. From January 1990 – 2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. These companies grew to employ over 350 people with revenues in excess of $35 million. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries. Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business.

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

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

Item 10. Executive Compensation.

     The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended September 30, 2004 and the year ended September 30, 2003. or accrued within the current fiscal year as to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000:

Summary Compensation Table

		Annual Compensation
Name and				Other Annual
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Marshall L. Stewart, President, Chief Executive	09/30/04	180,000	0	0
Officer	09/30/03	170,000	0	0

Daryl Meddings, Executive Vice President, Chief	09/30/04	180,000	0	0
Financial Officer	09/30/03	170,000	0	44,779

Wayne K. Bailey, Chief Financial Officer	09/30/04	0	0	0

     Ocean West Enterprises has entered into substantially identical employment agreements with each of Marshall Stewart, its President and CEO, and Daryl Meddings, its Executive Vice President. The term of each agreement is three years beginning on September 1, 2004. Ocean West Enterprises may terminate the agreement for “just cause” or if it ceases operations; the employees may terminate the agreement on thirty days notice. Each employee is entitled to a base annual salary of $180,000 with amounts not paid to be considered deferred compensation. Mr. Stewart and Mr. Meddings have waived their rights to salaries not paid in fiscal year ended September 30, 2003 and no compensation has been deferred.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     For all years referenced in the Summary Compensation Table, two former shareholders of Ocean West Enterprises, Mark Stewart and Daryl Meddings, determined executive compensation. On July 15, 2004 Both Mr. Stewart and Mr. Meddings sold their common stock in the Company. Ocean West has not paid any compensation to date and does not expect to pay any in the near future.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of September 30, 2004, management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

     The following table sets forth information with respect to beneficial ownership of issued and outstanding stock and warrants of Ocean West by each director, the Chief Executive Officer of the Corporation, the other named executive officers, all executive officers and directors as a group and beneficial owners of more than five percent of the outstanding shares of Common Stock as of December 30, 2004:

		Total Number of	Percent
		Securities Owned	of
Name of Beneficial Owner	Title of Class	Beneficially	Class (1)
Daryl S. Meddings (2)(4)	Common Shares	0	—
	Class B Common Shares	0	—
	Series L Preferred	210	21.0%
Marshall L. Stewart (2)(3)	Common Shares	0	—
	Class B Common Shares	0	—
	Series L Preferred	205	20.5%
Consumer Direct of America(5)	Common Shares	4,900,000	84.9%
	Class B Common Shares	210,096	100%
	Series N Preferred Shares	2,250,000	100%

Total number of shares owned by directors and executive officers as a group (2 persons) (6)	Common Shares	0	—
	Class B Common Shares	0	—
	Series L Preferred Shares	415	41.5%

(1)	Our preferred stock consists of Series C,E,F,G,I,L and M. Series C and E are non voting stock and redeemable to the Company. Series F through M are voting stock as well as redeemable to the Company.

(2)	Except as otherwise indicated the mailing address of each person shown is c/o Ocean West Holding Corporation, 15991 Redhill Avenue, Tustin, California 92780.

(3) Includes 0 shares of Class A common stock, 0 shares of Class B common stock and 205 shares of Series L preferred stock.

(4) Includes 0 shares of Class A common stock, 0 shares of Class B common stock and 210 shares of Series L preferred stock.

(5) The mailing address is, Sandhill Road, Las Vegas, NV.

(6) Includes 0 shares of Class A common stock, 0 shares of Class B common stock and 415 shares of Series L preferred stock.

Item 12. Certain Relationships and Related Transactions

     On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the CDA in exchange for 622,388 shares of CDA (the “Transfer”) for an approximate value of $1,178,802, based on the average trading prices of the respective stocks for the month of June 2004. The Transfer constitutes a change in control of the Company.

Item 13. Exhibits and Reports on Form 8-K

1.	Exhibits.

Exhibit
No.	Description of Exhibit	Location
3.1	Certificate of Incorporation of Ocean West Holding Corporation	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.

3.2	Bylaws of Ocean West Holding Corporation	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on February 1, 2000.

4.1	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-86484).

16.1	Letter from Stonefield Josephson dated November 7, 2003	Previously filed as an exhibit to Form 8K, dated October 29, 2003, Changes in Registrant’s Certifying Accountant

21.1	Subsidiaries of the Registrant	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927) filed on January 28, 2002.

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	Filed herewith.

* Certification will not be deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934.

2. Reports filed on Form 8K

     The Company filed a report on Form 8K on November 4, 2003 and amended the report on November 12, 2003, reporting Changes in Registrant’s Independent Accountant. The Company filed an additional report dated January 22, 2004, reporting the registrant issued a press release announcing an agreement with Freedom Mortgage Corporation and First Fidelity Capital Markets. On February 20, 2004, Registrant, Freedom Mortgage Corporation and First Fidelity Capital Markets mutually terminated their agreement

     On August 3, 2004, the Company filed a report n Form 8-K disclosing that several of its shareholders exchanged 4,921,930 shares for 622,388 shares of CDA, which resulted in a change of control whereby CDA is a 84.9% holder of Ocean West’s stock.

     On September 8, 2004 the Company filed a Form 8-K reporting the resignation of its auditors, Hein and Associates.

     On September 28, 2004, the Company reported the resignation of its CFO, Daryl S. Meddings, the appointment of Wayne K. Bailey to the position of CFO and the appointment of Daryl S. Meddings to Executive Vice President. The Form also reported the Company’s entered into employment agreements with Marcshall L. Stewart as President and Daryl S. Meddings as Executive Vice President. The Company filled a vacancy on its board by the appointment of Wayne K. Bailey as director.

     On November 29, 2004 the Company reported on Form 8-K the engagement of its auditors, Chavez and Koch.

ITEM 14. Principal Accountant Fees and Services

     Chavez and Koch CPA’s (“Chavez”) was the Company’s independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2004. Hein and Associates LLC (“Hein”) was the Company’s independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2003.

Audit Fees

     Chavez expects aggregate fees of approximately $19,000 for the fiscal year ended September 30, 2004 for professional services rendered for the audit of the Company’s annual financial statements. Hein was paid aggregate fees of approximately $71,405 for the fiscal year ended September 30, 2003, for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB during the fiscal ended September 30, 2004.

ITEM 14. Principal Accountant Fees and Services (continued)

Audit Related Fees

     Chavez and Hein were not paid additional fees for either of the fiscal years ended September 30, 2003 or September 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

     Chavez estimates fees in the amount of $2,500 for the fiscal year ended September 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended September 30, 2004. Hein was paid fees in the amount of $10,331 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended September 30, 2004.

All Other Fees

     Chavez and Hein were not paid any other fees for professional services during the fiscal years ended September 30, 2003 and September 30, 2004.

Audit Committee

     The Company does not have an audit committee.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean West Holding Corporation

By:	/s/ Marshall L. Stewart	January 13, 2005

Marshall L. Stewart, President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Wayne K. Bailey	January 13, 2005

Wayne K. Bailey, Chief Financial Officer, Director (Principal Financial Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marshall L. Stewart

Marshall L. Stewart, Director	January 13, 2005

/s/ Wayne K. Bailey	January 13, 2005

Wayne K. Bailey, Director