Form 10KSB/A
period 2004-09-30
OCEAN WEST HOLDING CORP
filed 2005-01-14
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(as amended January 14, 2005)

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

     THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, JANUARY 13, 2005, EXCEPT AS STATED HEREIN. ONLY ITEM 7 HAS BEEN AMENDED HEREIN; ALL OTHER ITEMS REMAIN UNCHANGED.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $6,149,853 as of September 30, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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