Form 10QSB
period 2004-12-31
OCEAN WEST HOLDING CORP
filed 2005-02-18
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File Number 000-49971

OCEAN WEST HOLDING CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	71-0876952 (IRS Employer
(State of Incorporation)	Identification Number)

15991 Redhill Avenue, Suite 110
Tustin, California 92780
(Address of Principal Executive Offices)

(714) 247-4200
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,586,104 shares of Common Stock, 210,096 shares of Class B Common Stock and 0 shares of Class D Common Stock outstanding as of February 10, 2005

Transitional Small Business Disclosure Format: Yes  ☐     No  ☒

OCEAN WEST HOLDING CORPORATION
AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(unaudited)

December 31,
2004
Assets
Current assets:
Cash and cash equivalents	$10,170
Receivable from loans sold	10,905,778
Mortgage loans held for sale	198,453
Stock subscription receivable	537,425
Prepaid and other current assets	716,541

Total current assets	12,368,367

Property and equipment, net	229,878

Other assets:
Originated mortgage servicing rights	35,979
Loans held for investment	327,700
Deposits	70,370

Total other assets	434,049

Total assets	$13,032,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,031,075
Due to stockholder	25,247
Current maturities of long-term debt	857,126
Current maturity of capital lease obligation	42,624
Warehouse lines of credit	11,165,824

Total current liabilities	13,121,896

Long-term liabilities:
Long-term debt, less current maturities	531,891
Capital lease obligations, less current maturities	2,555
Amount due to related party	15,000
Notes payable – stockholders	—

Total long- term liabilities	549,446

Total liabilities	13,671,342

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 0 shares issued and outstanding	—
Series N 10,000 shares authorized, 2,250 issued and outstanding	2,250,000
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value 30,000,000 shares authorized, 5,586,104 issued and outstanding	55,861
Additional paid-in capital	1,543,194
Accumulated deficit	(6,077,704)

Total stockholders’ equity	(639,048)

Total liabilities and stockholders’ equity	$13,032,294

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	December 31,	December 31,
	2004	2003
Revenues:
Revenues from origination and sale of mortgage loans and commissions, net	$1,494,303	$3,119,013

Operating expenses:
Salaries and wages	763,031	1,408,302
Payroll taxes	97,710	195,689
Other general and administrative expenses	488,141	1,996,506
Depreciation & amortization	35,032	48,082

Total operating expenses	1,383,914	3,648,579

Income (loss) from operations	110,389	(529,566)

Provision for income taxes	—	—

Net income (loss)	110,389	(529,566)
Dividends on preferred shares	(38,240)	(45,369)

Net income (loss) applicable to common shareholders	$72,149	$(574,935)

Net income (loss) applicable to common shareholders per common share basic and diluted	$0.01	$(0.10)

Weighted average number of common shares outstanding basic and diluted	5,796,200	5,796,200

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2004	December 31, 2003
Cash flows (used for) provided by operating activities:
Net income (loss)	$110,389	$(529,566)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,032	48,046

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	—	3,010
Receivable from loans sold	(4,768,758)	2,003,832
Mortgage loans held for sale	158,553	417,675
Prepaid and other current assets	(451,733)	403,173
Decrease in liabilities:
Accounts payable and accrued expenses	(208,660)	(414,124)

Net cash (used for) provided by operating activities	(5,125,178)	1,932,046

Cash flows provided by (used for) investing activities:
Purchases of property and equipment	(11,604)	(10,697)
Net change in stock subscription receivable	485,000	—

Net cash provided by (used for) investing activities	473,396	(10,697)

Cash flows provided by (used for) financing activities:
Net borrowings (payments) under warehouse lines of credit	4,639,279	(2,306,679)
Principal (repayments) borrowings on long-term debt	(45,233)	262,830
Payments on capital lease obligations	(17,933)	(27,394)
Borrowings on notes payable, stockholders	—	65,000
Advances from stockholder	—	(13,400)
Preferred stock dividends	(38,240)	(45,369)

Net cash provided by (used for) financing activities	4,537,872	(2,065,012)

Net decrease in cash and cash equivalents	(113,910)	(143,663)
Cash and cash equivalents, beginning of period	124,080	457,969

Cash and cash equivalents, end of period	$10,170	$314,306

Supplemental disclosure of cash flow information -
Interest paid	$—	$14,182

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
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

Since inception through December 31, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $ 6,077,704. This circumstance raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2004 consolidated financial statements, included in the Company’s Annual Report on Form 10-KSB.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended March 31, 2005. Future offerings are possible, although the Company does not currently have any specific offering plans.

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

(4) Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2005.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the past fiscal year ended September 30, 2004, included in the Company’s Annual Report on Form 10-KSB.

Earnings per share have been calculated based upon the weighted average number of common shares outstanding during both reporting periods.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

     Ocean West is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. We offer a wide range of products and historically, we primarily have targeted high quality, low risk borrowers. However, we recently expanded into the higher risk sub-prime market to assist in efforts to diversify our lending practices. Our income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. During fiscal 2004, we have funded approximately 18% of our loans through our warehouse credit facilities. Typically, the amount drawn from our warehouse lines of credit for a particular loan is repaid when the loan is sold in the secondary mortgage market or to an investor.

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

Critical Accounting Policies

     As set forth in greater detail in Footnote (1) to Ocean West’s September 30, 2004 financial statements “Summary of Significant Accounting Policies”, the Company recognizes revenue upon sale of a loan when the documents are shipped to the independent investors, and all rights have passed and the Company has become obligated to convey the loan, thereby isolating the transferred assets from the Company and fulfilling all criteria of SFAS No. 140. If these criteria were not met, then revenue recognition would be delayed until the proceeds were subsequently received from the investors, typically within the following month.

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

Results of Operations

We believe that interest rate trends potentially have the single largest effect on our results of operations. Trends in interest rates are not only important to our refinance business, but are also very important in the purchase market. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple, as interest rates

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued).

get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, mortgage bankers like us are more negatively affected by a rising interest rate market than banks. Banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers like us are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but we believe banks still retain a competitive advantage.

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

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     During the quarter ended December 31, 2004, we funded 421 loans with an aggregate dollar value of approximately $75 million compared to 1,177 loans with an aggregate dollar value of approximately $211 million in the quarter ended December 31, 2003. This decrease was due to the downsizing of 29 branches and an overall market reduction in loan volume. The average loan size for the quarter ended December 31, 2004 was approximately $178,000, which was a decrease from an average loan size of $179,000 for the quarter ended December 31, 2003. As the Company continues to increase its originations in markets outside California, the average loan size decreases due to lower home prices in much of the rest of the nation.

     Net revenues from origination and/or sale of loans decreased to $1.5 million for the quarter ended December 31, 2004 from $3.1 million for the quarter ended December 31, 2003. The decrease in revenues can be attributed the reduction of the number of branches as well as the reduction of loan production in the overall market.

     Total operating expenses decreased by $2.2 million to $1.4 million for the quarter ended December 31, 2004 from $3.6 million for the quarter ended December 31, 2003. Salaries, wages and payroll taxes were $830,000 for the quarter ended December 31, 2004 compared to $1.4 million for the December 31, 2003. The decrease in salaries, wages and payroll taxes was primarily due to a decrease in personnel at the branch offices. Other general and administrative expenses consist primarily of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses decreased $1.5 million to $488,000 for the quarter ended December 31, 2004 from $2.0 million for the same period in 2003. Rent, insurance and related office expenses decreased as branch officers were reduced to meet loan demand.

     We had a net income of $110,389 for the quarter ended December 31, 2004 compared to net loss of $529,566 for the same quarter of 2003. The significant increase in income for the December 31, 2004 quarter was due to an overall decrease in general and administrative expenses resulting from the Company’s downsizing efforts.

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

     Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During fiscal 2004, we have funded approximately 18% of our loans through our warehouse credit facilities. Loans that

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued).

are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.9% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2004 and continued as such during the three months ended December 31, 2004.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Previously, we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of December 31, 2004 the outstanding balance with First Collateral Services was $455,759. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at 8% and the rate on September 30, 2004 was 4.311%.

     Currently we fund loans through our warehouse lines of credit with Provident Consumer Financial Services Warehouse One Acceptance Company IV, LLC and Consumer Direct of America (“CDA”), which owns 84.9% of the outstanding shares of the Company. As of December 31, 2004 the outstanding balance with Provident Consumer Financial Services Warehouse One and CDA was $8,214,512         , $424,634 and $2,070,919, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 ,, Warehouse One lending limit is $5,000,000 and the CDA lending limit is $5,000,000. We are currently in excess of the $8,000,000 limit imposed by Provident by $214,512. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is in compliance with its lender under the new amended agreement. Should the Company not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     At December 31, 2004, the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services , Warehouse One and CDA were approximately 6.93% , 5.5% and 5.25%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources; we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

     At the present time, our liquidity resources are minimal. We have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the quarter ended December 31, 2004 was 5.7% based on dollar volume, compared to 9.2% for the three month period ended December 31, 2003.

     Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. In August and September of 2004, CDA purchased in aggregate 2,250,000 of senior preferred stock of Ocean West Enterprises., a for an aggregate purchase price of $2,250,000 in cash. In relation to the purchase as of December 31, 2004, there was a stock subscription receivable of $537,425 of which has subsequently been paid in full. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

     Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended March 31, 2005. Future offerings are possible, although the Company does not currently have any specific offering plans.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued).

Cash Flows

     During the first three months of fiscal 2005 and 2004 we had net cash (used for) provided by operating activities of $(5.1) million and $(1.9) million, respectively. The primary sources of net cash used for was increase in the amount of mortgage loans held for sale and receivables from loans sold over the three month period ending December 31, 2004, a decrease in accounts payable, an increase in other current assets and an increase by the net income for the period. The primary sources of net cash provided by was a decrease in the amount of mortgage loans held for sale and receivables from loans sold over the three month period ending December 31, 2003 offset by the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash provided by (used for) investing activities during the first three months of fiscal 2005and 2004 was $473,000 and $11,000 which was attributable to the collection of notes receivable and the purchase of property and equipment.

     Net cash provided by financing activities for the three months ended December 31, 2004 was $4.5 million. This consisted primarily of net borrowings under the warehouse lines of credit of $4.6 million, payments of $18,000 on capital lease obligations and payments of $45,000 on notes payable, as well as dividends paid of $38,240. Net cash used for financing activities for the three months ended December 31, 2003 was $(2.1) million. This consisted primarily of payments under the warehouse lines of credit of $2.3 million, payments of $27,000 on capital lease obligations and payments on advances from stockholder of $13,400, as well as dividends paid of $45,000 offset by borrowings of $263,000 on long-term debt and $65,000 on notes payable from stockholder.

     At 2004, the Company has net operating loss carryforwards (“NOLs”) of approximately $3,983,443, for Federal income tax reporting purposes and approximately $2,787,507 for state reporting purposes, expiring in various years through 2025.

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

•	Our losses from period to period;

•	Our failure to continuously meet HUD minimum net worth requirements;

•	Our failure to continue to be an approved FHA mortgagee;

•	Our dependence on the warehouse lines of credit which has been reduced and as of December 31, 2004, the Company exceeded the limit on one of its facilities by $200,000, and should the Company fail to comply with the restrictive covenant relating to the line of credit it may loose its credit line;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Changes in interest rates can affect the volume, net interest income and sale of mortgage loans originated and purchased by us.

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as of December 31, 2004 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, these officers have concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were adequate.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See Index of Exhibits on page 13.

(b)	Reports on Form 8-K

On February 4, 2005 the Company filed a Form 8-K reporting a change in accountants.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

Date: February 18, 2005
	By:	/s/ Marshall L. Stewart
Marshall L. Stewart
President and Chief Executive Officer

Date: February 18, 2005
	By:	/s/ Wayne K. Bailey
Wayne K. Bailey
Chief Financial Officer (Principal Accounting Officer)

OCEAN WEST HOLDING CORPORATION
Quarterly Report on Form 10-QSB
For the Quarter Ended December 31, 2004

INDEX OF EXHIBITS

		Exhibit
	Description of Exhibit	Table Number*	Number

302 Certifications		31

(i)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1

(ii)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2

906 Certifications		32

(i)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**		32.1