Form 10QSB
period 2005-03-31
OCEAN WEST HOLDING CORP
filed 2005-05-23
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 000-49971

Ocean West Holding Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	71-0876952
(State of Incorporation)	(IRS Employer
Identification Number)

15991 Redhill Avenue, Suite 110
Tustin, California 92780
(Address of Principal Executive Offices)

(714) 247-4200
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,586,104 shares of Common Stock, 210,096 shares of Class B Common Stock and 0 shares of Class D Common Stock outstanding as of May 16, 2005

Transitional Small Business Disclosure Format:	Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(unaudited)

March 31,
2005
Assets
Current assets:
Cash and cash equivalents	$154,445
Receivable from loans sold	3,040,143
Mortgage loans held for sale	85,694
Prepaid and other current assets	551,363

Total current assets	3,831,645

Property and equipment, net	196,428

Other assets:
Originated mortgage servicing rights	34,371
Loans held for investment	327,700
Deposits	35,163

Total other assets	397,234

Total assets	$4,425,307

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,323,348
Due to stockholder	25,247
Current maturities of long-term debt	740,126
Current maturity of capital lease obligation	34,718
Warehouse lines of credit	3,415,672

Total current liabilities	5,539,111

Long-term liabilities:
Long-term debt, less current maturities	531,648
Amount due to related party	15,000

Total long-term liabilities	546,648

Total liabilities	6,085,759

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding	100,000
Series E, 680 shares issued and outstanding	170,000
Series F, 1,050 issued and outstanding	105,000
Series G, 2,000 shares issued and outstanding	200,000
Series I, 125 shares issued and outstanding	12,500
Series L, 1,000 shares issued and outstanding	1,000,000
Series M, 5,000 shares authorized, 0 shares issued and outstanding	—
Series N 10,000 shares authorized, 2,250 issued and outstanding	2,250,000
Class B common stock, $.01 par value, 5,000,000 shares authorized, 210,096 shares issued and outstanding	2,101
Class D common stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value 30,000,000 shares authorized, 5,586,104 issued and outstanding	55,861
Additional paid-in capital	1,543,194
Accumulated deficit	(7,099,107)

Total stockholders’ equity	(1,660,452)

Total liabilities and stockholders’ equity	$4,425,307

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Revenues:
Revenues from origination and sale of mortgage loans, net	$787,881	$3,055,379	$2,246,976	$4,749,821

Operating expenses:
Salaries and wages	248,502	1,306,253	1,008,473	1,970,005
Payroll taxes	88,255	262,805	185,965	323,381
Other general and administrative expenses	674,570	1,447,580	1,857,145	3,248,922
Depreciation & amortization	35,058	15,646	70,090	96,838

Total operating expenses	1,046,385	3,032,284	3,271,673	5,639,146

(Loss) income from operations	(258,504)	23,095	(874,696)	367,182

Provision for income taxes	—	—	—	—

Net (loss) income	(258,504)	23,095	(874,696)	367,182

Dividends on preferred shares	36,318	50,010	74,558	110,454

Net (loss) income applicable to common shareholders	$(294,822)	$(26,915)	$(949,254)	$256,728

Net income (loss) applicable to common shareholders per common share basic and diluted	$(0.05)	$0.00	$(0.16)	$0.04

Weighted average number of common shares outstanding basic and diluted	5,796,200	5,795,200	5,796,200	5,795,200

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2005	March 31, 2004
Cash flows (used for) provided by operating activities:
Net (loss) income	$(874,696)	$(893,825)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,090	96,838

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	—	3,010
Receivable from loans sold	3,096,877	2,568,728
Mortgage loans held for sale	271,311	(1,321,346)
Prepaid and other current assets	(282,615)	698,820
Increase in liabilities:
Accounts payable and accrued expenses	83,613	(182,381)
Client trust payable	—	3,010

Net cash provided by operating activities	2,395,847	966,384

Cash flows provided by (used for) investing activities:
Purchases of property and equipment	(11,606)	(10,733)
Net change in notes receivable	1,022,425	—

Net cash provided by (used for) investing activities	1,010,819	(10,733)

Cash flows provided by (used for) financing activities:

Net borrowings (payments) under warehouse lines of credit	(3,110,873)	(1,053,753)
Principal (repayments) borrowings on long-term debt	(162,476)	134,753
Payments on capital lease obligations	(28,394)	(41,017)
Borrowings on notes payable, stockholders	—	59,100
Advances from stockholder	—	—
Preferred stock dividends	(74,558)	(80,371)

Net cash provided by (used for) financing activities	3,376,302	(981,288)

Net decrease in cash and cash equivalents	30,364	(25,187)

Cash and cash equivalents, beginning of period	124,080	457,969

Cash and cash equivalents, end of period	$154,445	$432,782

Supplemental disclosure of cash flow information -

Interest paid	$67,930	$72,271

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005

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

Since inception through March 31, 2005, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $ 7,099,107. This circumstance raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors’ report on the September 30, 2004 consolidated financial statements, included in the Company’s Annual Report on Form 10-KSB.

Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended June 30, 2005. Future offerings are possible, although the Company does not currently have any specific offering plans.

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

On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation (“CDA”) in exchange for 622,388 shares of CDA (the “Transfer”). Since the transfer of shares resulted in CDA owning 84.9% of Ocean West, this constituted a change in control of the Company.

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

(4) Interim Period:

These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2005.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

     Ocean West is a holding company, which holds all of the issued and outstanding stock of Ocean West Enterprises. Ocean West Enterprises is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. We offer a wide range of products and historically, we primarily have targeted high quality, low risk borrowers. However, we recently expanded into the higher risk sub-prime market to assist in efforts to diversify our lending practices. Our income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan. During six months ended March 31, 2005, we have funded approximately 28% of our loans through our warehouse credit facilities. Typically, the amount drawn from our warehouse lines of credit for a particular loan is repaid when the loan is sold in the secondary mortgage market or to an investor.

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

Results of Operations

     We believe that interest rate trends potentially have the single largest effect on our results of operations. Trends in interest rates are not only important to our refinance business, but are also very important in the purchase market. As interest rates rise, more individuals are eliminated as potential borrowers. The reason for this is simple, as interest rate get higher, so do the mortgage payments. Higher payments mean fewer people have the ability to qualify for loans. Historically, mortgage bankers like us are more negatively affected by a rising interest rate market than banks. Banks tend to have an advantage in an adjustable rate market, because banks have the ability to hold loans and, therefore, can be

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued).

more creative in designing adjustable rate loans to fit the borrower’s needs. Mortgage bankers like us are limited to loan products that can be sold in the secondary market or securitized. These programs have become more competitive in recent years, but we believe banks still retain a competitive advantage.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     During the quarter ended March 31, 2005, we funded 287 loans with an aggregate dollar value of approximately $52 million compared to 770 loans with an aggregate dollar value of approximately $134 million in the quarter ended March 31, 2004. This decrease was due to a reduction of 47 branch locations and less favorable market conditions. The average loan size for the quarter ended March 31, 2005 was approximately $181,000, which was an increase from an average loan size of $175,000 for the quarter ended March 31, 2004.

     Net revenues from origination and/or sale of loans decreased 51.7% or $843,000, to $788,000 for the quarter ended March 31, 2005 from $1.6 million for the quarter ended March 31, 2004. The decrease in revenues can be attributed the reduction of 47 branches as well as overall market conditions.

     Total operating expenses decreased $944,000 or 47.4% to $1.0 million for the quarter ended March 31, 2005 from $2.0 million for the quarter ended March 31, 2004. Salaries, wages and payroll taxes were $337,000 for the quarter ended March 31, 2005 compared to $690,000 for the March 31, 2004. The decrease in salaries, wages and payroll taxes was primarily due to the reduction of 47 branch offices. Other general and administrative expenses consist primarily of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses decreased $578,000 to $675,000 for the quarter ended March 31, 2005 from $1.3 million for the same period in 2004. Rent, insurance and related office expenses decreased as branch officers were reduced to meet loan demand.

     We had a net loss of $258,504 for the quarter ended March 31, 2005 compared to net loss of $364,258 for the same quarter of 2004. The decrease in income for the March 31, 2005 quarter was due to the decrease in loan volume due to the reduction of 47 branches.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

     During the six months ended March 31, 2005, we funded 708 loans with an aggregate dollar value of approximately $127 million compared to 1,192 loans with an aggregate dollar value of approximately $340 million in the six months ended March 31, 2004. This decrease was due to less favorable market conditions and a reduction in branch locations by 46. The average loan size for the six months ended March 31, 2005 was approximately $179,379, which was a decrease from an average loan size of $177,000 for the six months ended March 31, 2004.

     Net revenues from origination and/or sale of loans decreased 52.7% or $2.5 million, to $2.2 million for the six months ended March 31, 2005 from $4.7 million for the six months ended March 31, 2004. The decrease in revenues can be attributed the reduction of the number of branches as well as overall market conditions.

     Total operating expenses decreased $2.5 million or 44.6% to $3.1 million for the six months ended March 31, 2005 from $5.6 million for the six months ended March 31, 2004. Salaries, wages and payroll taxes were $1.2 million for the six months ended March 31, 2005 compared to $2.3 million for the March 31, 2004. The decrease in salaries, wages and payroll taxes was primarily due the reduction of 47 branch offices. Other general and administrative expenses consist primarily of rent, advertising services, and fees for professional services, insurance and office expenses. These expenses decreased 42.8% or $1.4 million, to $1.9 million for the six months ended March 31, 2005 from $3.2 million

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued).

for the same period in 2004. Rent, insurance and related office expenses decreased as branch officers were reduced to meet loan demand.

     We had a net loss of $874,696 for the six months ended March 31, 2005 compared to net loss of $893,824 for the period of 2004. The reduction of the loss was due to a decrease in operating expenses, offset by a decrease loan volume.

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

     Historically we have funded loans primarily through our warehouse credit facilities or using cash on hand. During the six months ended March 31, 2005, we have funded approximately 28% of our loans through our warehouse credit facilities. Loans that are closed using our credit facilities are funded through short term borrowing on our warehouse lines of credit. We pay interest on funds advanced under the warehouse lines of credit at a pre-negotiated rate. The interest rate at which we borrow is variable in nature and typically averages between 4.5% and 6.9% per annum. The average time between funding a mortgage and the receipt of the proceeds from the sale of the mortgage was approximately fifteen days during fiscal 2004 and continued as such during the six months ended March 31, 2005.

     Our ability to finance and purchase mortgage loans depends on our ability to secure warehouse lines of credit with acceptable terms. Previously, we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of March 31, 2005 the outstanding balance with First Collateral Services was $445,758. Until January 2003, we had frequently drawn amounts in excess of the limit on the line. It bears interest at 8% and the rate on September 30, 2004 was 4.311%.

     Currently we fund loans through warehouse lines of credit with Provident Consumer Financial Services , Warehouse One Acceptance Company IV, LLC and a Private Line. As of December 31, 2004, these facilities were in the name of the Company’s parent, Consumer Direct of America (“CDA”). As of March 31, 2005 the outstanding balance with Provident Consumer Financial Services , Warehouse One and the private line was $1,168,206, $335,803 and $1,465,905, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000, Warehouse One lending limit is $5,000,000 and the private line is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring CDA to maintain a minimum corporate net worth of $3,000,000 and a minmum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of March 31, 2005 the stockholders’ equity of CDA was $ (2,811,370) per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

     At March 31, 2005, the interest rate charged on our warehousing lines of credit with Provident Consumer Financial Services, Warehouse One and the Private Line were approximately 6.93%, 5.25% and 4.5%, respectively. The fees associated with Provident Consumer Financial Services and Warehouse One is also $50 to $100 more per transaction than those charged by First Collateral. In addition the lending limits on the First Collateral line of credit has been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans and may have a material adverse effect on our results of operations and financial condition. To the extent we are not successful in securing alternate warehousing sources; we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our results of operations and financial condition.

     At the present time, our liquidity resources are minimal. We are currently not in compliance and have not consistently met the HUD net worth requirements. We were unable to maintain a minimum net worth of $1,000,000 to retain our mortgagee status. Due to the facts that the Company was unable to maintain its required net worth and the

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued).

amount of FHA business has decreased significantly over the past few years, we elected to change our status to Correspondent with HUD in July of 2003. The percentage of FHA loans funded for the three and six months ended March 31, 2005 was 0% and 0.43%, respectively based on dollar volume.

     Historically we have funded operations through a combination of borrowings and issuance of stock. We currently intend to retain our earnings for the foreseeable future to help increase our liquidity. In August and September of 2004, Consumer Direct of America, a Nevada corporation, purchased in aggregate 2,250,000 of senior preferred stock of Ocean West Enterprises., a for an aggregate purchase price of $2,250,000 in cash. Management continues to explore investment alternatives to aid in its liquidity, but there can be no reliance made on such.

     Management believes that cash flows from operations will be sufficient to meet the Company’s current liquidity and capital needs at least for the next fiscal quarter ended June 30, 2005. Future offerings are possible, although the Company does not currently have any specific offering plans.

Cash Flows

     During the first six months of fiscal 2005 and 2004 we had net cash provided by operating activities of $2.4 million and $966,834, respectively. The primary sources of net cash provided by was a decrease in receivables from loan sold, mortgage loans held for sale, increase in other current assets and accounts payable, over the six month period ending March 31, 2005. The primary sources of net cash provided by was a decrease in the amount of mortgage loans held for sale and the increase in receivables from loans sold over the six month period ending March 31, 2004 offset by the net loss for the period. As investors purchase loans, the amounts advanced for such loans through the warehouse lines of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

     Net cash used for investing activities during the first six months of fiscal 2005 was $1.0 million and $12,000, which was attributable to the collection of notes receivable and the purchase of property and equipment. Net cash used for investing activities during the first six months of fiscal 2004 was $11,000 which was attributable to the purchase of property and equipment

     Net cash used for financing activities for the six months ended March 31, 2005 was $3.4 million. This consisted primarily of net payments under the warehouse lines of credit of $3.1 million, payments of $28,000 on capital lease obligations, as well as dividends paid of $74,558. Net cash used for financing activities for the six months ended March 31, 2004 was $981,000. This consisted primarily of payments under the warehouse lines of credit of $1.1 million, payments of $41,000 on capital lease obligations, as well as dividends paid of $80,371 offset by borrowings of $134,000 on long-term debt and $59,100 on notes payable from stockholder.

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

•	Our losses from period to period;

•	Our failure to continuously meet HUD minimum net worth requirements;

•	Our failure to continue to be an approved FHA mortgagee;

•	Our dependence on the warehouse lines of credit which has been reduced ;

•	Our need for additional funding sources so that our ability to originate and fund loans is not impaired and

•	Our ability to compete with banks and other mortgage lenders that are significantly larger.

Item 3. Controls and Procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Under Senior Securities

     The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring CDA, the Company’s parent, to maintain a minimum corporate net worth of $3,000,000 and a minmum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of March 31, 2005 the stockholders’ equity of CDA was $(2,811,370) per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 25, 2005, the Company filed a Preliminary Schedule 14C Information Statement Form 14C to; change the name of the Company increase the authorized common stock to 100,000,000 common shares, delete from the certificate of incorporation the provisions allowing cumulative voting, as well as the change in control of the subsidiary Ocean West Enterprises.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     See Index of Exhibits on page 14.

(b) Reports on Form 8-K

     On February 4, 2005 the Company filed a Form 8-K reporting a change in accountants.

     On April 25, 2005 the Company filed a Form 8K, to report the entry into a material definitive agreement, a Securities Exchange Agreement and Plan of Reorganization with InfobyPhone Inc., a Delaware corporation. The exchange agreement provides for the issuance of existing shareholders of InfoByPhone of 6,000,000 shares of the registrant’s common stock and bringing the total outstanding shares to 11,586,104 on a fully diluted basis.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN WEST HOLDING CORPORATION

Date: May 23, 2005
	By:	/s/ Marshall L. Stewart

Marshall L. Stewart
President and Chief Executive Officer

Date: May 23, 2005	By:	/s/ Wayne K. Bailey

Wayne K. Bailey
Chief Financial Officer (Principal Accounting Officer)

OCEAN WEST HOLDING CORPORATION
Quarterly Report on Form 10-QSB
For the Quarter Ended March 31, 2005

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