Form 10QSB
period 2005-06-30
OCEAN WEST HOLDING CORP
filed 2005-08-19
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
            __________

                        Commission file number: 000-44971

                         OCEAN WEST HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              71-0876952
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                              4117 West 16th Square
                              Vero Beach, FL 32967
                    (Address of principal executive offices)

                            (772) 492-0104 (Issuer's
                                telephone number)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 13,999,900 shares of the registrant's common stock, par value $.01 per share, outstanding as of August 15, 2005 and no other classes of Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes: [_]  No: [X]

                         Ocean West Holding Corporation
                                and Subsidiaries
                         Quarterly Report on Form 10-QSB
                           Period Ended June 30, 2005

                                Table of Contents

                                                                          Page
PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Balance Sheet as of June 30, 2005 (Unaudited) ..............   1
   Consolidated Statements of Operations for the Three Months
        Ended June 30, 2005 and 2004 and the Six Months Ended
        June 30, 2005 and for the period January 7, 2004 (Inception)
        to June 30, 2004 (Unaudited)                                           2
   Consolidated Statements of Changes in Stockholders' Deficiency for
        the Six Months Ended June 30, 2005                                     3
   Consolidated Statement of Cash Flows for the Six Months
        Ended June 30, 2005 and for the period January 7, 2004
        (Inception) to June 30, 2004 (Unaudited)                               4
   Notes to Consolidated Financial Statements (Unaudited)...................   5
Item 2.  Management's Discussion and Analysis or Plan of Operation..........  13
Item 3.  Controls and Procedures............................................  17

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  17
Item 3.  Defaults Upon Senior Securities....................................  18
Item 4.  Submission of Matters to a Vote of Security Holders................  18
Item 5.  Other Information..................................................  18
Item 6.  Exhibits ..........................................................  18

SIGNATURES..................................................................  19
EXHIBIT INDEX...............................................................  20


                           OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheet
                                            June 30, 2005
                                             (Unaudited)
----------------------------------------------------------------------------------------------------
                                               ASSETS
CURRENT ASSETS
  Cash                                                                                   $     1,614
                                                                                         -----------
 Total Currents Assets                                                                         1,614

PROPERTY AND EQUIPMENT, NET                                                                   19,983

OTHER ASSETS
Deposits                                                                                       1,500
                                                                                         -----------
  TOTAL ASSETS                                                                           $    23,097
                                                                                         ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Account payable                                                                          $   270,092
Accrued expenses                                                                              56,219
Deferred revenue                                                                               1,437
Notes payable                                                                                100,000
                                                                                         -----------
 Total Current Liabilities                                                                   427,748

COMMITMENTS AND CONTINGENCIES                                                                     --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                                       --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                      --
Preferred stock Series E 680 shares authorized none issued and outstanding                        --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                      --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                      --
Preferred stock Series I 125 shares authorized none issued and outstanding                        --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                      --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                      --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                     --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding            --
Class D common stock $0.01 par value, 600,000 authorized none issued and outstanding              --
Common stock $0.01 par value, authorized 30,000,000 shares                                        --
13,999,900 shares issued and outstanding                                                     140,000
Additional paid-in capital                                                                 2,211,223
Deferred stock compensation                                                                 (349,575)
Accumulated deficit                                                                       (2,406,299)
                                                                                         -----------
 Total Stockholders' Deficiency                                                             (404,651)
                                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $    23,097
                                                                                         ===========

                    See accompanying notes to consolidated financial statements.


                             OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                                  Consolidated Statement of Operations
                                               (UNAUDITED)
--------------------------------------------------------------------------------------------------------
                                                                                           For the period
                                                                              For the Six  January 7, 2004
                                                   For the Three Months       months ended (Inception) to
                                                       Ended June 30,           June 30,       June 30,
                                                --------------------------    -----------    -----------
                                                    2005           2004           2005          2004
                                                -----------    -----------    -----------    -----------
REVENUE                                         $     3,586             --    $     6,318    $        --
                                                -----------    -----------    -----------    -----------
COSTS AND OPERATING EXPENSES

Research and development                             40,956         28,000         41,856         31,576
Cost of revenue                                     175,265             --        221,264             --
General and administrative expenses                  26,282         15,310         59,827         30,027
Professional fees                                   108,894         23,460        142,015         45,336
Payroll expense                                      38,204             --        159,900             --
Interest                                              3,989             --          4,296
Stock compensation                                  932,364             --        988,614             --
                                                -----------    -----------    -----------    -----------
  Total Operating Expesnes                        1,325,954         66,770      1,617,772        106,939
                                                -----------    -----------    -----------    -----------
NET LOSS FROM OPERATIONS                         (1,322,368)       (66,770)    (1,611,454)      (106,939)

  Income taxes                                           --             --             --             --
                                                -----------    -----------    -----------    -----------
NET LOSS                                        $(1,322,368)       (66,770)   $(1,611,454)   $  (106,939)
                                                ===========    ===========    ===========    ===========

Weighted average number of common shares
  outstanding - basic and diluted                 8,736,548      1,465,000      5,951,317      1,465,000
                                                -----------    -----------    -----------    -----------
Net loss per common share - basic and diluted   $     (0.15)         (0.05)   $     (0.27)   $     (0.07)
                                                ===========    ===========    ===========    ===========


                      See accompanying notes to consolidated financial statements.

                                           OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                                    Consolidated Statement of Changes in Stockholders' Deficiency
                                               For the Six Months Ended June 30, 2005
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                         Preferred Stock              Common Stock            Additional
                  ---------------------------   -------------------------      Paid-in         Deferred     Accumulated
                      Shares         Amount        Shares       Amount         Capitial      Compensation      Defecit      Total
                  -------------   -----------   -----------   -----------    ------------    ------------   -----------   ---------
BALANCE,
 DECEMBER
 31, 2004                    --   $        --   $ 2,603,123   $    26,031    $    841,628    $   (178,125)  $  (794,845)  $(105,311)

Sale of
 common
 Stock                       --            --     1,078,333        10,784         312,716              --            --     323,500

Shares
 issued
 for
 services                    --            --     2,662,440        26,625         662,439              --            --     689,064

Shares
 issued
 for
 consulting                  --            --     2,070,000        20,700         450,300        (471,000)           --          --

Shares
 issued
 in reverse
 merger                      --            --     5,586,004        55,860         (55,860)             --            --          --

Amortizarion
 of consulting
 contracts                   --            --            --            --            --           187,050            --     187,050

Amortization
 of warrants                                                                                      112,500                   112,500

Net Loss
 for the
 six months
 ended                       --            --            --            --            --                --    (1,611,454) (1,611,454)
                  -------------   -----------   -----------   -----------    ------------    ------------   -----------   ---------
Balance
 June 30,
 2005                        --   $        --    13,999,900   $   140,000    $  2,211,223    $   (349,575)  $(2,406,299)  $(404,651)
                  =============   ===========   ===========   ===========    ============    ============   ===========   =========


                                    See accompanying notes to consolidated financial statements.



                    OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
---------------------------------------------------------------------------------------

                                                                              For the
                                                                              Period
                                                               For the      Jaunuary 7,
                                                             six months         2004
                                                                Ended      (Inception) to
                                                               June 30,       June 30,
                                                                 2005           2004
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(1,611,454)   $  (106,939)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation                                                2,662          1,123
       Equity issued for services                                988,614             --
     Changes in operating assets and liabilities
       Increase in deposits                                        1,350             --
       Increase in accounts payable                              167,468             --
       Increase in accrued payroll                                36,186             --
       Increase in deferred revenue                               (4,275)            --
                                                             -----------    -----------
Net Cash  Used In Operating Activities                          (419,449)      (105,816)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                          --        (18,684)
                                                             -----------    -----------
Net Cash Used In Investing Activities                                 --        (18,684)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      323,500        124,500
     Proceeds from note payable                                  100,000
     Cash overdraft                                               (2,437)            --
                                                             -----------    -----------
Net Cash Provided By Financing Activities                        421,063        124,500
                                                             -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,614             --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --             --
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     1,614             --
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                           $        --    $        --
                                                             ===========    ===========
     Income taxes                                            $        --    $        --
                                                             ===========    ===========


              See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

      (A)   BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      (B)   ORGANIZATION

       InfoByPhone, Inc. is a Delaware corporation formed on June 10, 2004. InfoByPhone, Inc. provides information services and content through its AskMeNow service to mobile devices. This service allows mobile users to ask questions through text messaging/SMS, email, or IVR voice system and receive answers via text messaging.

       On June 18, 2004, InfoByPhone, Inc. consummated an agreement with InfoByPhone, LLC, an Ohio LLC formed on January 7, 2004, pursuant to which InfoByPhone, LLC exchanged 100% of its member units for 1,465,000 shares or approximately 80% of the common stock of InfoByPhone, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, LLC).

       Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

      (2) The statement of operations includes the operations of the acquirer for the period presented and the operations of the acquiree from the date of recapitalization.

       On June 6, 2005, InfoByPhone, Inc., Inc. consummated an agreement with Ocean West Holding Corporation, pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares or approximately 50% of the common stock of Oceans West Holding Corporation. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc).

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       Accordingly, the financial statements include the following:

       (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

       (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

       Ocean  West  Holding   Corporation  and  its  wholly-owned   subsidiaries
       InfoByPhone, Inc. and InfoByPhone, LLC are hereinafter referred to as (the "Company").

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc. and InfoByPhone, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

      (B)   REVENUE RECOGNITION

       Revenue is recognized over the service period. The Company bills for its services one year in advance. All prepaid annual services revenue is deferred and recognized over the service period.

       (C)CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

      (D)   ACCOUNTS RECEIVABLE

       The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

      (E)   CONCENTRATION OF CREDIT RISK

       During 2005, one customer accounted for 100% of the Company's sales.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


      (F)   USE OF ACCOUNTING ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (G)   PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is five years and the estimated useful life of the office furniture is seven years.

      (H)   ADVERTISING COSTS

       Advertising costs are expensed as incurred. Total advertising costs charged to operations for the periods ended June 30, 2005 and 2004 were $2,700 and $0, respectively.

      (I)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for receivables, notes payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

      (J)   INCOME TAXES

       The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $1,417,600, which expires in 2024. The Company has recorded a reserve of $480,013 against the deferred tax asset due to the Company having no profitable operating history. The reconciliation between the statutory federal rate of 34% and the effective federal income tax rate of 0% is an increase to the valuation allowance for the net operating loss carryforward of $245,753 during the six months ended June 30, 2005.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


      (K)   LOSS PER SHARE

       The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at June 30, 2005 were 483,123 and 821,000, respectively. There were no dilutive securities outstanding for the period ended June 30, 2004.

      (L)   BUSINESS SEGMENTS

      The Company operates in one segment and therefore segment information is not presented.

      (M)   STOCK BASED COMPENSATION

       The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as if SFAS 123 has been adopted.

      (N)   RESEARCH AND DEVELOPMENT

       Research and development expenses include payroll and employee benefits costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, all research and development costs are expensed when incurred.

      (O)   RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets
      - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS Nos. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


NOTE 3 PROPERTY AND EQUIPMENT

       At June 30, 2005 property and equipment consisted of the following:

           Computer equipment                                    $        7,585
           Office furniture                                              18,684
           Less accumulated depreciation                                 (6,286)
                                                                 --------------
                                                                 $       19,983
                                                                 ==============

       Depreciation expense for the periods ended June 30, 2005 and 2004 were $2,662 and $1,123, respectively.

NOTE 4 PROMISSORY NOTE

       The Company received $100,000 under a secured promissory note dated March 15, 2005. The note bears interest at 16% per annum, is due on the earlier of May 28, 2005 or upon the Company receiving $750,000 of equity or debt proceeds. The note is secured by all of the tangible and intangible assets of the Company. As of June 30, 2005, the note was in default (See
       Note 9).

NOTE 5 STOCKHOLDERS' EQUITY

       The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of June 30, 2005, the Company has no preferred stock outstanding.

       On June 2, 2005, Ocean West Holding Corporation received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See
       Note 1).

       During 2005, the Company issued 2,662,400 shares of common stock for services valued at $689,064. The Company recorded the fair value on the date of issuance based on recent cash offering prices.

       During 2005, the Company issued a total of 2,070,000 shares of common stock valued at $471,000 to four consultants for services. The Company recorded the fair market value on the date of issuance based on recent cash offering prices. For the three and six months ended June 30, 2005, the Company recognized $187,050 and $187,050, respectively, in expenses.

       During 2005, the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. During 2004, the Company issued 300,000

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       common stock options with an exercise price of $.25 to a consultant for services. The Company recorded the fair market value of the options based in the intrinsic value of $225,000, which was the difference between the exercise price and the fair market value of the common stock on the date of grant. For the three and six months ended June 30, 2005, the Company recognized $56,250 and $112,500, respectively, in expenses.

       During 2004, the Company sold a total of 483,123 units that consist of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.00 per share that expires three years from the date of issuance for gross proceeds of $483,123.

NOTE 6 STOCK OPTION PLAN

       Under the 2005 Management and Director Equity Incentive and Compensation Plan, the Company may grant incentive stock options to its employees and officers, and non-qualified stock options to directors, and consultants of the Company as well as restricted performance shares to purchase up to 2,000,000 shares of common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and the options' maximum term is five years. Options are granted at various times and vest over various periods.

       During June 2005, the Company granted 821,000 stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss would have changed to the pro-forma amounts indicated below.

                                                                      2005
                                                                 --------------
       Net loss available to common shareholders
                                                As Reported          (1,611,454)
                                                  Pro Forma          (1,895,274)
       Basic and diluted loss per share
                                                As Reported               (.027)
                                                  Pro Forma               (.027)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 52%; risk-free interest rates of 4.125% expected lives of five years.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

       A summary of the status of Company's stock option plan as of June 30, 2005 and the changes during the periods then ended is presented below:

                                                                    Weighted
                                                                     Average
       Fixed Options                                Shares       Exercise Price
       ---------------------------------------  --------------   --------------
       Outstanding at beginning of year                     --   $           --
       Granted                                         821,000              .69
                                                --------------   --------------
       Outstanding at June 30, 2005                    821,000   $          .69
                                                ==============   ==============
       Options exercisable at June 30, 2005            410,500
                                                ==============

       Weighted average fair value of options
       granted to employees during period ended
       June 30, 2005                            $          .69
                                                ==============

                                           Weighted
                           Number          Average        Weighted         Number           Weighted
                         Outstanding      Remaining        Average       Outstanding         Average
         Exercise        at June 30,     Contractual      Exercise        at June 30,       Exercise
           Price            2005             Life           Price            2005            Price
       --------------  --------------  ---------------  --------------  ---------------  --------------
       $          .69         821,000              5.0             .69          821,000  $          .69

NOTE 7 COMMITMENTS AND CONTINGENCIES

       The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

NOTE 8 GOING CONCERN

       As reflected in the accompanying financial statements, at June 30, 2005, the Company has a net loss of $1,611,454, a working capital deficiency of $426,134, a stockholders' deficiency of $404,651 and used cash in operations of $419,449. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $410,000 per month to launch its product. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products (See Note 9).
       The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS

       After June 30, 2005, the Company raised $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the "Offering"). As of July 31, 2005, the Company had sold 10,666,669 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash plus the placement agent also received shares of Common Stock, equal to 10% of all shares sold for a total of 969,645 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each selected dealer. The proceeds received in this Offering will first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering will be used for research and development, marketing and for working capital and general corporate uses.

       In July 2005 the Company repaid its $100,000 secured promissory note dated March 15, 2005.

       In July 2005 , the Company entered into an employment agreements with its President for a term of three years at an annual minimum salary of $110,000 with additional bonuses and fringe benefits. The Company also issued the President 200,000 common stock options.

       In July 2005 , the Company entered into an employment agreements with an executive for a term of one year at an annual minimum salary of $110,000 with additional bonuses and fringe benefits. The Company also issued the executive 50,000 common stock options.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

General

      InfoByPhone, wholly owned subsidiary of Ocean West Holding Corporation, is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow(TM) Service (the "Service"). The Service is a new mobile information content service users of any mobile device with text messaging/SMS or email capability, can use to call, email, or text message (SMS) questions. An answer is then text messaged or e-mailed back to the consumer's mobile device, usually within a matter of minutes.

      The Service is accessible anytime and anywhere, through every possible way that wireless technology allows people to communicate via a mobile device. Using proprietary software and proprietary methods, the Service has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, director assistance, and random trivia (literature, history, science, etc.). Once information is accessed from third party strategic partners, it is refined to a format suitable for easy reading on the screen of a user's mobile device and quickly emailed or text messaged back to the user.

      We anticipate launching the product from beta in the Fall of 2005. The release will be primarily to cell phone users in the U.S. and Canada. We will utilize a national marketing program via a television commercial that will run on local cable networks in the top 100 markets in the U.S. Our product is expected to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our Templated Formats. We also expect to generate revenue from affiliate partnerships whereby our customers purchase ring tones, wallpaper, games and other items.

      We are in the process of relocating our corporate offices to Southern California and expect to have a number of our staff relocate to our new office.

Reverse Merger

      Pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 5, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone ("Exchange Agreement") effective June 6, 2005, the Company acquired InfobyPhone, a Delaware corporation, in a reverse merger pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired (i) all of the issued and outstanding shares of common stock of InfoByPhone in exchange for an aggregate of 6,000,000 shares of authorized, but unissued, shares of common stock, par value $0.01 of the Company then constituting approximately 56% of the capital stock of the Company.

Forward-Looking Statements

      Statements in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statement include our ability to continue to lower our costs, our timely development and customers' acceptance of our products, including acceptance by key customers, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions; adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "belies", "belier", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements continued herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2005, AS COMPARED TO THE PERIOD JANUARY 7, 2004 (INCEPTION) TO JUNE 30, 2004

We reported sales of $3,586 and $6,318 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The increase in our sales was due to the Company rolling out it service on a subscription basis.

Research and Development have increased to $40,956 and $41,856 for the three and six months ended June 30, 2005, as compared to $28,000 and $31,576 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. This increase was a result of the Company's continued development of its services and products.

Cost of revenue have increased to $175,265 and $221,264 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The Company has incurred significant costs in implementing its services. Most of the costs are derived from its call center in the Philippines and amounts paid to third party content providers.

General and administrative costs have increased to $26,282 and $59,827 for the three and six months ended June 30, 2005, as compared from $15,310 and 30,027 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The Company is incurring additional expenses as it implements its business plan.

Professional fees have increased to $108,894 and $142,015 for the three and six months ended June 30, 2005, as compared to $23,460 and $45,336 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. Most of these costs are legal and accounting associated with the Company's merger and private placement of securities.

Payroll expense has increased to $38,204 and $159,900 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The Company has begun to staff up its operations in anticipation of increased operations.

Interest expense has increased to $3,989 and $4,296 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. Interest expense is a direct result of the Company's $100,000 promissory note entered into in March 2005. The note bore interest at a rate of 16% per annum. The note was repaid in July 2005.

Stock Compensation has increased to $932,364 and $988,614 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. During 2005, the Company issued 2,662,400 shares of common stock for services valued at $689,063. The shares were valued at a recent cash offering price. In addition, the Company issued a total of 2,070,000 shares of common stock value at $471,000 to four consultants for services. The Company recorded the fair market on the date of issuance based on recent cash offering prices. For the three and six months ended June 30, 2005, the Company recognized $187,050 and $187,050, respectively, in stock compensation expense.

All of the foregoing increases are directly related to increases in our marketing efforts, including preparation for our expected fall 2005 launch.

We anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases.

We reported a net loss of to $1,322,368 and $1,611,454 for the three and six months ended June 30, 2005, as compared to $66,770 and $106,939 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 2005, AS COMPARED WITH JUNE 30, 2004

Net cash used in operating activities increased to $419,449 for the sx months ended June 30, 2005 as compared to $105,816 for the period January 7, 2004 (Inception) to June 30, 2004. Included in this increase was:

      o     an increase of $1,504,515 in our net loss,

      o an increase of $998,614 in stock compensation issued for services and consulting

      o     an increase of $167,468 in accounts payable, and

      o     an increase of $36,186 in accrued payroll.

Net cash used in investing activities were $0 for six months ended June 30, 2005 and $18,684 for the period January 7, 2004 (Inception) to June 30, 2004. The Company purchased computer equipment and furniture during 2004. Net Cash provided by financing activities were $421,063 for the six months ended June 30, 2005 compared to $124,500 period January 7, 2004 (Inception) to June 30, 2004. During the Six months ended June 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

We had a working capital deficit of $426,134 at June 30, 2005 and cash on hand of $1,614. At June 30, 2004, we had a stockholders' deficit of $404,651.

After June 30, 2005, the Company raised $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the "Offering"). As of July 31, 2005, the Company had sold 10,666,669 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash, plus the placement agent also received Shares of Common Stock equal to 10% of all shares sold for a total of 969,645 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should also be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each respective select dealer. The proceeds received in this Offering will first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering will be used for research and development, marketing and for working capital and general corporate uses. The Company may also use proceeds from this Offering to fund its development of new products.

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require additional working capital for increasing our infrastructure, for salaries and wages, and for increased marketing and advertising. Unless sales significantly increase over the next 12 months, we will not have significant working capital to hire additional employees, marketing or otherwise pursue our business plan.

The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004, contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses working capital deficiency, stockholders' deficiency and cash used in operations.

CRITICAL ACCOUNTING POLICIES

      We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since we are responsible for fulfillment, including the acceptability of the products and services ordered by the customer. In the event we place any merchandise on consignment, the related sales from such merchandise will be recorded when such merchandise is sold by the retailer.

RESEARCH AND DEVELOPMENT

We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs.


ACCOUNTS RECEIVABLE; ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

We currently are not a party to any legal proceedings.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended June 30, 2005, were previously reported on Form 8-K.

On June 6, 2005, we issued an aggregate of 6,000,000 shares of the Company's common stock, $.01 par value per share (the "Shares"), to the then existing shareholders of InfoByPhone, Inc. ("IBP"), pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 5, 2005 (the "Exchange Agreement") by and among the Company, IBP and the shareholders of IBP. Also on June 6, 2005, we issued an aggregate of 500,000 Shares as a finder's fee to Vertical Capital Partners, Inc.

On June 9, 2005, we issued an aggregate of 216,000 shares of common stock to Giosue LLC, Gary Schonwald, Bruce Shalett and Verity SanSouci. Giosue LLC received 75,000 Shares, Gary Schonwald received 50,000 Shares, Bruce Shalett received 75,000 Shares and Verity SanSouci received 16,000 Shares. Also on June 9, 2005, we issued an aggregate of 197,896 Shares to Robert DePalo and Robert Fallah, who each received 98,948 Shares. All of these shares were issued under the Exchange Agreement.

On June 9, 2005, we issued an aggregate of 1,500,000 shares of common stock (the "Consultant Shares"), to Strategic Partners Consulting LLC, Boston Financial Partners and Adam Rentzer (collectively, the "Consultants"), pursuant to the terms of the Consulting Agreements and in partial consideration of the services to be provided under the Consulting Agreements. Strategic Partners Consulting LLC received 625,000 Consultant Shares, Boston Financial Partners received 625,000 Consultant Shares and Adam Rentzer received 250,000 Consultant Shares.

The issuance of these Shares, did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of
Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Securities 14C Preliminary Information Statement filed on April 25, 2005, has not been finalized and mailed.

On July 8, 2005, the Company mailed a Schedule 14f-1 to its shareholders informing them of a change of control of the Company. Pursuant to the Exchange Agreement described above and the exchange of Shares between the Shareholder of InfoByPhone and the Company, InfoByPhone became a wholly-owned subsidiary of the Company. Ten (10) days after the mailing of the Schedule 14f-1 the entire Board of Directors was comprised of persons selected by the majority Shareholders of the Company.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

     Exhibit
     Number                     Description

      31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


      (b) The Registrant filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2005:

         Date                       Items
         ----                       -----
         June 10, 2005              2.01
         June 9, 2005               2.01, 5.01, 5.02, 7.01, 8.01 and 9.01
         April 29, 2005             1.01

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 19, 2005                 Ocean West Holding Corporation


                                       By: /s/ Darryl Cohen
                                           -------------------------------------
                                           Darryl Cohen, Chief Executive Officer
                                           (Principal executive officer and
                                           Principal financial officer)

                         Ocean West Holding Corporation

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2005

                                  EXHIBIT INDEX

    Exhibit
    Number                      Description

      31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the

      32.1  Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.