Form 10KSB/A
period 2004-09-30
OCEAN WEST HOLDING CORP
filed 2005-09-21
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended September 30, 2004

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                    Issuer's telephone number: (772) 492-0104

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for its most recent fiscal year ended September 30, 2004 were $7,187,688.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 27, 2004 was $446,880.

      The number of shares outstanding of each of the issuer's classes of common equity as of December 30, 2004 was: 5,586,104 common shares, 210,096 Class B common shares and 0 Class D common shares.

      Transitional Small Business Disclosure Format Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.........................................................................3
   Item 1.  Description of Business............................................3
   Item 2.  Description of Property...........................................13
   Item 3.  Legal Proceedings.................................................14
   Item 4.  Submission of Matters to a Vote of Security Holders...............15
PART II.......................................................................15
   Item 5.  Market for Common Equity and Related Stockholder Matters..........15
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........17
   Item 7.  Financial Statements..............................................34
   Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures.............................................63
   Item 8A  Controls and Procedures...........................................63
   Item 8B  Other Information.................................................63

PART III......................................................................64
   Item 9.  Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act.................64
   Item 10. Executive Compensation............................................66
   Item 11. Security Ownership of Certain Beneficial Owners and Management....67
   Item 12. Certain Relationships and Related Transactions ...................68
   Item 13. Exhibits and Reports on Form 8-K..................................69
   Item 14. Principal Accountant Fees and Services............................70

SIGNATURES....................................................................72

                                     PART I

Item 1. Description of Business.

      Ocean West Holding Corporation ("Ocean West") was formed in Delaware on August 15, 2000 as the holding company of Ocean West Enterprises, Inc., a California corporation. The holding company received all of the shares of Ocean West Enterprises in exchange for shares of its stock effective March 11, 2002.

      On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation ("CDA") in exchange for 622,388 shares of CDA (the "Transfer"). The Transfer constitutes a change in control of the Company. Marshall L. Stewart and Daryl S. Meddings will remain as directors and officers of the Company. On September 28, 2004 Daryl S. Meddings resigned as Chief Financial Officer, concurrently Mr. Meddings has been appointed to the position of Executive Vice President. On September 28, 2004 the board appointed Wayne Bailey (Chief Financial officer of CDA) to the Board of Directors of the Company to fill the one vacancy on the Board until the next annual shareholders meeting as well as to the position of CFO.

      Ocean West Enterprises was incorporated in November 1988 in the state of California and is engaged in the business of mortgage banking/brokering. We principally operate under the name of Ocean West Funding. All references herein to "Ocean West", the "Company", "us", "our", and "we", include Ocean West and its consolidated subsidiary, unless the context otherwise requires.

Overview

      We are a retail and wholesale mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one-to-four units. The company offers a wide range of products aimed primarily at high quality, low risk borrowers. Under our current business strategy, we will make most of our loans to:

      o     purchase existing residences

      o     refinance existing mortgages

      o     consolidate other debt

      o     finance home improvements, education or similar needs

      Ocean West primarily originates conventional mortgage loans, which meet Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") standards. The Company also originates, to a lesser degree, Federal Housing Authority "FHA" loans. Ocean West continues to expand into the higher risk Alternative A/Sub-prime market to assist in efforts to diversify its lending practices.

      We give our borrowers a credit grade through two basic methods. One is through an underwriter that knows and understands the end investors' credit requirements and grades the borrowers accordingly. The other is through automated underwriting systems used by many investors including Fannie Mae and Freddie Mac. In the automated system, the borrower's credit information is entered into a computer-driven underwriting system that analyzes the data and runs a credit report. The majority of the Company's production is secured by first priority mortgages. Based on dollar volume, for fiscal year ended September 30, 2004 approximately 85% of the total funded loans were in the first position of loans originated by us and are secured by a first priority mortgage. The remaining mortgages are typically in a second position.

Products

      Ocean West offers a broad range of mortgage loan products to provide flexibility to mortgage loan brokers and our retail division. These products vary in loan-to-value ratio and income requirements as well as other factors. The following is a list of our primary standard products:

      o Conforming Mortgage Products -- Adjustable and fixed rate loan programs that meet the guidelines for purchase by government-sponsored entities, such as FNMA and FHLMC which guarantee mortgage backed securities, and by permanent investors in mortgage backed securities secured by, or representing ownership in, such mortgage loans.

      o FHA/VA -- Thirty-year fully amortizing adjustable or fixed rate program -- adjustable rate program indexed to the one-year treasury featuring a cap of annual interest rate increases of 1% and a life cap on increases of 5%.

      o Alt A/Sub Prime Mortgage Products -- Alternative-A/Sub-Prime loans are adjustable and fixed rate loans that usually do not meet FNMA and FHLMC guidelines due to various reasons. These loans usually do not meet this guideline because they require a reduced amount of income verification and may exceed these agencies maximum loan-to-value ("LTV") guidelines. These loans are sold to institutional investors such as Credit Suisse First Boston, Banco Popular and Saxon Mortgage.

      o Second Mortgage Program -- Fixed rate amortizing and fixed rate with a balloon payment programs that are limited to borrowers we identify as A+ through B credit, risks, with a maximum combined loan-to-value ratio equal to 100%.

      o JUMBO Loans -- Adjustable and fixed rate loan program for loans that exceed the loan limits set by the FNMA (Fannie Mae) and the FHLMC (Freddie Mac). These loans are sold to investors in the secondary market that specialize in these types of loans and are structured to meet the guidelines provided by specific investors.

      o Non-Conforming Loans -- Fixed- rate first mortgage loans that are amortized over a fifteen or thirty-year period as well as loans with a balloon payment in fifteen years and payable during the fifteen-year period under a thirty-year amortization schedule.

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

      As of September 30, 2004 we had 57 retail "net branches" in 42 states. These branches are located in areas close to potential borrowers and referral sources. Being located near these referral sources better enables the Company in developing referral business. Our goal is to continue to develop and maintain recurring referral sources. To supplement branch business, we continue to develop lead programs through various providers.

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

      Regardless of how a loan is generated, all loans must be underwritten in accordance with guidelines set forth by management and the secondary market investors. Some underwriting criteria include borrower income and credit worthiness, loan-to-value ratios, property condition and type, insurance requirements and investor requirements. Our underwriting guidelines also comply with those guidelines set forth by the FNMA, FHLMC, FHA, Veterans Administration ("VA") and private institutional investors. The underwriting guidelines are intended to aid in evaluating the credit history of the potential borrower, the capacity of the borrower to repay the mortgage loan, the value of the real property, which will secure the loan, and the adequacy of such property as collateral for the proposed loan. The loan terms, including interest rate and maximum loan-to-value ratio, are determined based upon the underwriter's review of the loan application and related data and the application of the underwriting guidelines.

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

      The level of income verification varies with program type. The underwriting guidelines include four levels of documentation requirements for applicants, which are referred to as the "Full Documentation," "Lite Documentation," "Stated Income Documentation," and "No Documentation" programs. The purchasers in the secondary market dictate the level of income documentation required for a specific loan. Except for the No Documentation programs, where verification of income is not required, we review:

      o     the applicant's source of income;

      o calculate the amount of income from sources listed on the loan application or other documentation;

      o     review the credit history of the applicant;

      o calculate the debt service-to-income ratio to determine the applicant's ability to repay the loan;

      o     review the type and use of the property being financed; and

      o     review the property.

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

      In most cases, our underwriters determine the applicant's ability to repay the loan using: (a) a qualifying rate that is equal to the stated interest rate on fixed-rate loans, (b) the initial interest rate on loans which provide for three years of fixed interest rate and payments before the initial interest rate adjustment, or (c) 2% above the initial interest rate on other adjustable-rate loans. The underwriting guidelines require that mortgage loans be underwritten following a standard procedure that complies with applicable federal and state laws and regulations. It also requires our underwriters to be satisfied of the value of the property to be mortgaged based upon a review of the appraisal. In general, the maximum principal amount of loans originated under our conventional program is $650,000; however, management may approve and make larger loans on a case-by-case basis. Larger loans also require approval by the intended purchaser of the loan.

      Automated underwriting systems are rapidly becoming the industry standard when underwriting conventional loans. These systems can be used for underwriting loan programs such as FHA and VA; and at times specific investors require their use. The two primary systems are the FNMA's Desktop Underwriter and the FHLMC's Loan Prospector. Over the past few years, the trend has moved toward the exclusive use of these systems. We currently underwrite over half of the loans originated using these systems. We are also in the process of developing it own proprietary underwriting system to aid in the process of underwriting those loan programs that can not be underwritten by the Desktop Underwriter or Loan Prospector.

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

      Our ability to finance and purchase mortgage loans depends on our ability to secure warehousing lines with acceptable terms. Until recently we have funded the majority of our loans through First Collateral Services. First Collateral ceased providing us funds under the line effective April 30, 2003. The outstanding balance on the First Collateral Services line of credit is being paid off as the loans securing the lines are sold. As of September 30, 2004 the line balance was $470,758. The line is secured by the mortgage loans financed through the line and the personal guarantees of two of the Company's officers, Marshall Stewart and Daryl Meddings. The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The fees associated with the Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The loss of First Collateral as our primary warehouse lender has increased our cost of funds and has limited our ability to fund a higher volume of loans. To the extent we are not successful in using these alternate warehousing sources, we may have to curtail our mortgage loan origination activities, which would also have a material adverse effect on our operations and financial condition.

      To help address the lower limits on the lines of credit, in March 2003, we began participating in a "fast funding" program offered by Union Federal Bank, one of the regular purchasers of our loans. This program has significantly eased the restraints on funding imposed by the limits on the lines of credit by allowing us to remove loans that are funded through our warehouse lines of credit in a shorter period of time, freeing up the line for new loans. Participation in the program is an additional $150 fee per loan. The program is designed to roll loans on and off the warehouse lines of credit within 48 to 72 hours of funding. However, we do not receive the profits from the loan at the time it is taken off the warehouse lines of credit. The profits are paid when the file has been reviewed and cleared, typically within seven to ten days, which is consistent with our current revenue recognition policy.

Sale of Loans

      The percentage of originated loans that were funded using the Company's warehouse lines of credit was 18% of the total dollar volume for the year ended September 30, 2004. We generally sell substantially all of the loans originated. Once we have funded a loan through a credit facility, the next objective is to sell the loan as quickly as possible, which typically happens in ten to fifteen business days. A reconciliation package is prepared for our accounting department. The file then moves on to the shipping department where it is copied and stacked to specific investor guidelines. After we receive the final closing statement, usually two to three days after funding, the file is sent to the appropriate investor and revenue is recognized. We typically make general representations and warranties to purchasers of the mortgages relating to borrower disclosures, closing procedures, credit documentation, follow-up documentation and accuracy of representations. In many cases, purchasers of the mortgages will require language in the documentation mandating that we return all or a portion of the premium and any premium paid for servicing rights for loans that are paid off early, typically prior to the end of the first six months. In most cases, we are only liable for premium recapture if the loan is being prepaid as a result of a refinancing through us or one of our affiliates.

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

      Occasionally, two to three times per year, we are required to repurchase loans from investors. The repurchase price is equal to the amount of the original purchase price, plus interest and fees associated with the loan, less any payments made by the borrower. Our disposition of the loan upon repurchase depends upon the reason for the repurchase. In most cases, the repurchase occurs because the investor believes the loan does not meet guidelines. Usually, in these cases, we are able to sell the loan to another investor as a seasoned loan with a payment history in three to six months time. In the event of resale, there is little ultimate effect on our results of operations other than a delay in recognition of income. In some cases, based upon our historical experience a loss potential of ten to fifteen percent of the loan balance does exist. If the loan is not resalable as is, we generally work with the borrower to refinance the loan into a different loan program. On rare occasions, we are unable refinance or sell the loan and are forced to hold the loan for a longer period of time. When this occurs, the institution extending us the warehouse line of credit will require us to pay down the credit facility at a rate of 10% of the principal balance per month until paid in full. For the year ended September 30, 2004, the Company was not required to repurchase any loans.

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

      The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act"). The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no "independent directors" on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent "financial experts" on our board of directors. As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations.

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

Item 2. Description of Property.

      The Company's principal operating offices are located at 15991 Redhill Ave., Suites 100 &110, Tustin, California. We lease approximately 16,320 square feet of office space under a lease the current term of which expires November 30, 2007. The two founding shareholders, Marshall Stewart and Daryl Meddings, personally guaranteed the lease. Rent is currently $34,059 per month plus overrides and increases annually beginning December 1, 2003 to $35,972 for the last year of the term. We have the right to renew the lease for one additional sixty-month term. During the renewal term, the rent will be adjusted to the then current market rate. We also have 57 branch offices of which all are leased. The branch offices are leased properties of varying types. Lease periods are typically twenty-four to thirty-six months in length. The average lease payment is approximately fifteen-hundred dollars per month per office.

      The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

Our primary branch offices are located at:

Name                             Address
----                             -------
Ocean West Funding               3260 E. Indian School Rd.           Phoenix, AZ  85018
Ocean West Funding               504 Ojai                            Granite Bay, CA  95746
Ocean West Funding               1514 S. Broadway                    Santa Ana, CA 92707
AYI Financial                    4A N. Euclid Ave                    National City, CA  91950
Pacific Loan Company             40258 Hwy. 41, Ste. A               Oakhurst, CA  93644
Ocean West Funding               25950 Acero, Suite 310              Mission Viejo, CA  92691
Ocean West Funding               1954 Placentia Ave., #206           Costa Mesa, CA  92627
Ocean West Funding               150N Santa Anita Blvd #890          Arcadia, CA  91006
Visionary Mortgage               3353 Bradshaw Rd., #226             Sacramento, CA  95827
Ocean West Funding               16710 Smokey Point Blvd.            Arlington, WA  98223
Capital Mortgage Solutions       6929 Sunrise Blvd., Ste. 206        Citrus Heights, CA  95610
Ocean West Funding               1215 Thomaston Ave.
                                 Bldg. 2, Ste. 7                     Waterbury, CT  06704
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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Ocean West Holding Corporation began trading on August 12, 2002 and shares of our common stock are listed on the over-the-counter bulletin board (OTCBB) governed by the NASD. Our common stock trades under the symbol "OWHC" and the warrants trade under the symbol "OWHCW". The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Trading of our common stock has been minimal with limited or sporatic quotations and therefore we believe there is no established public market for the common stock. There is no established public market for the warrants.

      The following table sets forth the high and low bid quotations per share or warrant of the Company's registered securities for each quarter during the last two fiscal years, as reported by OTCBB.

                                                                                               Common Stock
                                                                Common Shares                Purchase Warrants
Year Ended September 30, 2003:                                High          Low              High          Low
                                                              ----          ---              ----          ---
Quarter Ended December 31, 2002                               $0.51        $0.15             None          None
Quarter Ended March 31, 2003                                  $0.35        $0.15             None          None
Quarter Ended June 30, 2003                                   $0.20        $0.07             None          None
Quarter Ended September 30, 2003                              $0.40        $0.13             None          None
Year Ended September 30, 2004:
Quarter Ended December 31, 2003                               $0.35        $0.15             None          None
Quarter Ended March 31, 2004                                  $0.45        $0.09             None          None
Quarter Ended June 30, 2004                                   $0.27        $0.11             None          None
Quarter Ended September 30, 2004                              $0.25        $0.15             None          None

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

      On July 1, 2004, the Company executed a subscription agreement ("July Agreement") with CDA. The July Agreement provides that the Company would sell and CDA would subscribe for 1,500,000 shares of senior preferred stock of the Company for $1,500,000.

      On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to Consumer Direct of America, a Nevada corporation ("CDA") in exchange for 622,388 shares of CDA (the "Transfer"). The Transfer constitutes a change in control of the Company.

      On August 1, 2004, the Company executed a subscription agreement ("August Agreement") with CDA. The August Agreement provides that the Company would sell and CDA would subscribe for 500,000 shares of senior preferred stock of the Company for $500,000.

      On September 1, 2004, the Company executed a subscription agreement ("September Agreement") with CDA. The September Agreement provides that the Company would sell and CDA would subscribe for 250,000 shares of senior preferred stock of the Company for $250,000.

      On September 28, 2004, the Company executed a cancellation agreement ("Cancellation Agreement") with CDA. The Cancellation Agreement provided that the Company and CDA agree to cancel and rescind the July Agreement, the August Agreement, and the September Agreement. The Agreement also provides that the Company would upon board approval issue 2,250 shares of preferred stock of Ocean West Enterprises for a value of $1,000 per share or $2,250,000, which was previously subscribed to by CDA pursuant to the July Agreement, the August Agreement, and the September Agreement, to CDA.

      During the quarter ended September 30, 2004, the Ocean West Enterprises issued 2,250 shares at a value of $1,000. At September 30, 2004 there was a stock subscription receivable of $1,022,425 of which has subsequently been paid in full.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      This section should be read in conjunction with Item 7. Financial Statements.

Forward-Looking Statements

      Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.

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

New Accounting Pronouncements

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

      Net revenues from origination and/or sale of loans decreased during the fiscal year ended September 30, 2004 to 45.3% from the year ending September 30, 2003. The decrease is primary due to a reduction of loan origination due to the overall market conditions. Approximately $1.0 million of the decrease can be attributed to the Company funding its loan production through Freedom Mortgage, which then paid expenses relating to such. This also attributed to a decrease in operating expenses of approximately $1.0 million

      As a percentage, total operating expenses were 135.1% of the total revenues for the year ended September 30, 2004, as compared to 97.4% of total revenues for the year ending September 30, 2003. The increase as a percentage is due to the reduction of net revenues of 44.6% from the prior year. Operating expenses decreased 24.2% from 12.8 million to 9.7 million as compared to the year ended September 30, 2003. The decrease is related to Freedom Mortgage assuming the expenses as an offset to loan production it received for the quarter ended March 31, 2004. Salary, wages and payroll taxes represented 51.0% of total revenues as compared to 50.5% of total revenues for the year ending September 30, 2003. Salary, wages and payroll taxes decreased $3 million from $6.6 million for the year ended september 30, 2003 to $3.6 million for the year ended September 30, 2004. As a percentage of total revenues, administrative expenses increased to 82.2% for the year ended September 30, 2004 , as compared to 45.4% for the year ended September 30, 2003. General and administrative expenses decreased 1.1% or $66,000 for the year ended September 30, 2004 as compared to the year ended September 30, 2003. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance, office expenses and interest. Salaries, wages and payroll taxes decreased due to the Company's downsizing efforts during the later part of its fiscal quarter ended September 30, 2003 of which efforts were not realized until fiscal year ended September 30, 2004. Rent, insurance and related office expenses decreased due to the Company's downsizing efforts. Rent, insurance and related office expenses increased slightly towards the end of the fiscal year ended September 30, 2003 as the Company increased its corporate square footage by 3,160 square feet, due to moving our retail division from another location into the corporate location in order to increase efficiencies. Depreciation and amortization decreased 54,000 or 28% for the year ended September 30, 2004 as compared to the year ended September 30, 2003. As a percentage of revenues depreciation and amortization increased to 1.9% of total revenues, due to the decrease in revenues as compared to1.5% of total revenues for the year ended September 30, 2003.

      Ocean West had loss from operations of $2,520,921 million for the year ended September 30, 2004 compared to income of $340,086 for the year ended September 30, 2003. We had a net loss of $2,697,879 million for the year ended September 30, 2004 and net income of $105,155 for the year ended September 30, 2003.

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

      Since inception through September 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $6,149,853. This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the September 30, 2004 consolidated financial statements, which are included with this annual report.

      Net cash used for operating activities for the year ended September 30, 2004 was $1,120,173 compared to net cash provided by operating activities for the year ended September 30, 2003 of $12,125,089. The primary sources of cash used for the year ended September 30, 2004 was from the issuance of stock receivable of $1,022,425, a decrease in mortgage loans held for sale and receivable of loan sold of $1,070,812 and $574,475, respectively, a decrease in other current assets of $760,571 offset by the Company's net loss for the year ended September 30, 2004. The primary source of cash provided by for the year ended September 30, 2003 was from a decrease in mortgage loans held for sale of $12,607,709. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

      Net cash used in investing activities during the year ended September 30, 2004 was $27,661, which was primarily used to purchase property and equipment. Net cash used in investing activities during the year ended September 30, 2003 was $17,279, which was primarily used to purchase property and equipment of $43,383 which was offset by the proceeds from the sale of property of $26,104.

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

      On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of CDA, in exchange for 622,388 shares of CDA (the "Transfer") for an approximate value of $1,178,802, based on the average trading prices of the respective stocks for the month of June 2004. The Transfer constitutes a change in control of the Company. During the fourth quarter of fiscal year end September 30, 2004, 2,250 shares of the outstanding preferred stock of Ocean West Enterprises were exchanged for stock subscription receivable of $2,250,000. At September 30, 2004 the balance of the receivable was $1,022,425. Subsequent to September 30, 2004 the remaining balance of the receivable had been paid.

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

      During fiscal year ended September 30, 2004, capital leases were incurred for equipment purchases for $17,749. During fiscal year ended September 30, 2003, we incurred capital lease obligations of $129,939 for equipment purchases.

      Management currently believes that cash flows from operations will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2005. In response to the reduction in loan volume due to the rising interest rate market that began in July 2003, we have reduced fixed overhead primarily through staff reductions. So long as there are no material adverse changes to the terms or availability of our warehouse lines of credit, we believe we can meet our liquidity and capital needs at current production levels at least through fiscal 2005. However we are currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable us to increase our loan production. Additionally, we believe a development of a market in our stock should aid in increasing capital. We intend to retain earnings for the foreseeable future to help increase liquidity. Future offerings are possible, although we do not currently have any specific offering plans. In the event we are required to raise additional equity financing, there can be no assurance that any such equity financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any equity financing could result in dilution to existing stockholders.

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

      o the Company has suffered recurring losses from operations, has an accumulated deficit as of September 30, 2004, that raise substantial doubt about the Company's ability to continue as a going concern;

      o the Company's dependence on its warehouse lines of credit, the limit of which have been reduced.

      o the Company's need for additional funding sources so that its ability to originate and fund loans is not impaired; and

      o the Company's ability to compete with banks and other mortgage lenders that are significantly larger.

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

      CDA controls the Company. Ocean West has four classes of stock authorized in its Certificate of Incorporation and currently has three classes of voting stock that are issued and outstanding. Although each holder of common shares, Class B common shares and currently outstanding Preferred Shares is entitled to one vote for each share of stock held, the holders of Class B common shares are entitled to elect 75% of the members of the board of directors of Ocean West which is presently one member out of two. Holders of common shares and currently outstanding Preferred Shares, together with holders of Class D common shares and any additional series of voting Preferred Shares which are created, are only entitled to elect 25% of the members of the board of directors, presently one member. Thus, holders of Class B common shares have the ability to control the board of directors and, therefore, Ocean West. CDA owns 100% of the issued and outstanding Class B common shares and will, therefore, control votes by holders of Class B common shares. In addition, they own 84.3% of the issued and outstanding common shares and will therefore also elect the remaining director so long as they hold more than 50% of the number of issued and outstanding common shares. On all matters other than the election of directors, CDA controls 85% of the issued and outstanding shares of voting stock of Ocean West and therefore will control the Company.

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

      We currently do not meet certain corporate governance requirements imposed by the Sarbanes-Oxley Act and are not eligible to have our shares listed on NASDAQ, AMEX or the NYSE. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act"). The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. Of the new requirements imposed by the Sarbanes-Oxley Act, among others, we currently have no "independent directors" on our board of directors, no audit committee, compensation committee nor nomination committee and we do not have any independent "financial experts" on our board of directors. As a result, we currently would not be eligible to have our shares listed on the NASDAQ, AMEX or NYSE, even if we were to meet the other listing requirements of such self-regulatory organizations. This may have the effect of depressing the prevailing market price of our common shares on the OTC Bulletin Board.

      Future sales of shares by substantial shareholders may adversely affect the price of shares. Pursuant to the Company's registration statement (file number 333-86484) which became effective on August 12, 2002, currently there are 2,248,676 shares registered and available for public sale. The remaining outstanding common shares, including the 210,096 Class B common shares, which may be converted to common shares, numbering 3,547,524, are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933. The restricted shares constitute approximately 61% of the issued and outstanding common shares including shares that would be issued upon conversion of the Class B common shares. Sales of securities by affiliates of Ocean West may also be subject to Rule 144 resale limitations. Rule 144 provides a safe harbor from registration requirements for some sales of restricted securities or securities held by affiliates. Currently, CDA holds all of the restricted common shares. In general, under Rule 144, if adequate public information on Ocean West is available, beginning ninety days after the date of this prospectus, a person who has satisfied a one year holding period may sell, during any three month period, up to 1% of the then outstanding common shares for companies listed on the OTC Bulletin Board. Sales under Rule 144 are also subject to restrictions relating to manner of sale and notice. Sales of restricted securities by a person who is not an affiliate of Ocean West under the Securities Act and who has satisfied a two year holding period may be made without regard to volume limitations, notice or other requirements of Rule 144. Management is unable to predict the effect that sales made pursuant to Rule 144 or other exemptions under the 1933 Act may have on the prevailing market price of the registered common shares, or when such sales may begin under Rule 144.

Item 7. Financial Statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ocean West Holding
Corporation and Subsidiary
Tustin, California

      We have audited the consolidated balance sheet of Ocean West Holding Corporation and Subsidiary (the "Company") as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $6,149,853 as of September 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Chavez and Koch CPA's.
CERTIFIED PUBLIC ACCOUNTANTS

Henderson, Nevada
January 12, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ocean West Holding
Corporation and Subsidiary
Tustin, California

      We have audited the consolidated balance sheet of Ocean West Holding Corporation and Subsidiary (the "Company") as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and was not in compliance with certain loan covenants under one of its warehouse lines of credit as of September 30, 2003, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Hein & Associates LLC.

Orange, California
December 30, 2003

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               September 30,      September 30,
                                                  2004               2003
                                               -----------        -----------
Current assets:
Cash and cash equivalents                      $   124,080        $   457,969
Restricted cash                                         --              3,010
Receivable from loans sold                       6,137,020          6,711,495
Mortgage loans held for sale                       357,006          1,427,818
Stock subscription receivable                    1,022,425                 --
Due from related party                                  --             45,000
Prepaid and other current assets                   268,748            984,319
                                               -----------        -----------

Total current assets                             7,909,279          9,629,611
                                               -----------        -----------

Property and equipment, net                        251,696            357,522
                                               -----------        -----------

Other assets:
Originated mortgage servicing rights                37,587             44,163
Loans held for investment                          327,700            480,300
Deposits                                            66,430             62,630
                                               -----------        -----------

Total other assets                                 431,717            587,093
                                               -----------        -----------

                                               $ 8,592,692        $10,574,226
                                               ===========        ===========

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         September 30,      September 30,
                                                                             2004               2003
                                                                         ------------       ------------
Current liabilities:
Accounts payable and accrued expenses                                    $  1,239,735       $  1,487,333
Client trust payable                                                               --              3,010
Due to stockholder                                                             25,247             38,647
Current maturities of long-term debt                                          892,000            829,375
Current maturities of capital lease obligations                                50,672             63,022
Current maturities of notes payable - stockholders                                 --                 --
Warehouse lines of credit                                                   6,526,545          8,032,976
                                                                         ------------       ------------
Total current liabilities                                                   8,734,199         10,454,363

Long-term liabilities:
Long-term debt, less current maturities                                       542,250             85,000
Capital lease obligations, less current maturities                             12,440             53,181
Accrued expenses                                                                   --                 --
Amount due to related party                                                    15,000             15,000
Notes payable - stockholders, less current maturities                              --            230,000
                                                                         ------------       ------------
Total long-term liabilities                                                   569,690            383,181
                                                                         ------------       ------------
Total liabilities                                                           9,303,889         10,837,544

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding                                 100,000            100,000
Series E, 680 shares issued and outstanding                                   170,000            170,000
Series F, 1,050 shares issued and outstanding                                 105,000            105,000
Series G, 2,000 shares issued and outstanding                                 200,000            200,000
Series I, 125 shares issued and outstanding                                    12,500             12,500
Series K, no shares issued and outstanding                                         --                 --
Series L, 1,000 shares issued and outstanding                               1,000,000          1,000,000
Series M, 5,000 shares authorized, 0 and 500 shares issued
and outstanding, respectively                                                      --                 --
Preferred stock, $1,000 par value; 50,000 shares authorized:
Series N, 2,250 shares issued and outstanding                               2,250,000                 --
Class B common stock; $0.01 par value, 5,000,000 authorized,
210,096 shares issued and outstanding                                           2,101              2,101
Class D common stock; $0.01 par value, 600,000
shares authorized, none issued and outstanding                                     --                 --
Common stock, $0.01 par value; 30,000,000 shares authorized;
5,586,104 and 5,585,104 shares issued and outstanding, respectively            55,861             55,851
Additional paid-in capital                                                  1,543,194          1,543,194
Accumulated deficit                                                        (6,149,853)        (3,451,974)
                                                                         ------------       ------------

Total stockholders' (deficit) equity                                         (711,197)          (263,318)
                                                                         ------------       ------------

                                                                         $  8,592,692       $ 10,574,226
                                                                         ============       ============

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended        Year Ended
                                               September 30,     September 30,
                                                   2004               2003
                                               ------------       ------------
Revenues:

Revenues from origination and sale of
   mortgage loans and commissions, net         $  7,187,688       $ 13,156,597
                                               ------------       ------------

Operating expenses:
 Salaries and wages                               3,071,317          5,764,547
 Payroll taxes                                      591,241            885,945
 Other general and administrative
   expenses                                       5,905,989          5,971,636
 Depreciation and amortization                      140,062            194,383
                                               ------------       ------------
Total operating expenses                          9,708,609         12,816,511
                                               ------------       ------------

(Loss) income before provision for income
taxes                                            (2,520,921)           340,086
                                               ------------       ------------

Provision for income taxes                           23,950             18,203
                                               ------------       ------------

Net income (loss)                                (2,544,871)           321,883

Dividends on preferred shares                      (153,008)          (216,728)

Net (loss) income applicable to common
shareholders                                   $ (2,697,879)      $    105,155
                                               ============       ============

Net (loss) income applicable to common
shareholders per common share - basic and
diluted                                        $      (0.48)      $       0.02
                                               ============       ============

Weighted average number of common shares
outstanding - basic and diluted                   5,586,104          5,586,104
                                               ============       ============

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                                                Preferred Stock
                                                Series C                Series D               Series E               Series F
                                         Shares         Amount    Shares       Amount    Shares       Amount    Shares       Amount
                                         ---------------------    -------------------    -------------------    -------------------
                                         ---------------------    -------------------    -------------------    -------------------
Balance at October 1, 2002                1,000        100,000        --           --       680      170,000     1,050      105,000
Dividends on preferred stock
Redemption of Series M preferred stock
Exercise of warrant to common stock
Net Income for the year ended September
30, 2003
                                         ---------------------    -------------------    -------------------    -------------------
Balance at September 30, 2003             1,000        100,000        --           --       680      170,000     1,050      105,000
Dividends on preferred stock
Issuance of Series N Preferred Stcock
Net loss for the year ended September
30, 2004
                                         ---------------------    -------------------    -------------------    -------------------
Balance at September 30, 2004             1,000    $   100,000        --           --       680  $   170,000     1,050  $   105,000
                                         =====================    ===================    ===================    ===================

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                                               Preferred Stock
                                               Series G                 Series I               Series K               Series L
                                         Shares         Amount    Shares       Amount    Shares       Amount    Shares       Amount
                                         ---------------------    -------------------    -------------------    -------------------
                                         ---------------------    -------------------    -------------------    -------------------
Balance at October 1, 2002                2,000        100,000       125       12,500        --           --     1,000    1,000,000
Dividends on preferred stock
Redemption of Series M preferred stock
Exercise of warrant to common stock
Net Income for the year ended September
30, 2003
                                         ---------------------    -------------------    -------------------    -------------------
Balance at September 30, 2003             2,000        100,000       125       12,500        --           --     1,000    1,000,000
Dividends on preferred stock
Issuance of Series N Preferred Stock
Net loss for the year ended September
30, 2004
                                         ---------------------    -------------------    -------------------    -------------------
Balance at September 30, 2004             2,000    $   100,000       125   $   12,500        --   $       --     1,000  $ 1,000,000
                                         =====================    ===================    ===================    ===================

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                                                               Class B
                                                                                            Common Stock            Common Stock
                                               Series M                Series N             ------------            ------------
                                         Shares        Amount    Shares        Amount    Shares       Amount    Shares        Amount
                                         --------------------    --------------------    ------------------    ---------------------
                                         --------------------    --------------------    ------------------    ---------------------
Balance at October 1, 2002                  500             5        --            --    210,096      2,101    5,585,104      55,851
Dividends on preferred stock
Redemption of Series M Preferred           (500)           (5)
stock
Exercise of warrant to common stock                                                                                1,000          10
Net income for year ended
September 30, 2003
                                         -------------------------------------------------------------------------------------------
Balance at September 30, 2003                --    $       --        --   $        --    210,096      2,101    5,586,104      55,861
Dividends on preferred stock
Issuance of Series N Preferred stock
Net loss for the year ended September                             2,250     2,250,000
30, 2004
                                         -------------------------------------------------------------------------------------------
Balance at September 30, 2004                --    $       --     2,250   $ 2,250,000    210,096      2,101    5,586,104      55,861
                                         ===========================================================================================

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                     Additional          Accumulated
                                                  paid-in capital          Deficit              Total
                                                     ----------          -----------          ---------
Balance at October 1, 2002                            2,041,949           (3,557,129)           130,277
Dividends on preferred stock                                                (216,728)          (216,728)
Redemption of Series M Preferred Stock                 (499,995)                               (500,000)
Exercise of warrant to common stock                       1,240                                   1,250
Net income for year ended September 30, 2003                                 321,883            321,883
                                                     ----------          -----------          ---------
Balance at September 30, 2003                         1,543,194           (3,451,974)          (263,318)
Dividends on preferred stock                                                (153,008)          (153,008)
Issuance of Series N Preferred Stcock                                                         2,250,000
Net loss for the year ended September 30,
2004                                                                      (2,544,871)        (2,544,871)
                                                     ----------          -----------          ---------
Balance at September 30, 2004                        $1,543,194          $(6,149,853)         $(711,197)
                                                     ==========          ===========          =========

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                                September 30,   September 30,
                                                                   2004             2003
                                                               -----------     ------------
Cash flows provided by (used for)  operating activities:
  Net (loss) income                                            $(2,544,871)    $    321,883

Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization                                      140,062          194,383
Loss on sale of property                                                --           39,040
Reserve on loans held for investment                               152,600               --

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash                                                      3,010          113,467
Mortgage loans held for sale                                     1,070,812       12,607,709
Receivable from loans sold                                         574,475         (291,306)
(Issuance) collection of stock receivable                       (1,022,425)           4,605
Other current assets                                               760,571         (553,545)
Deposits                                                            (3,080)         (40,082)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                             (248,317)        (266,460)
Client trust payable                                                (3,010)              --
                                                               -----------     ------------

  Net cash provided by (used for) operating activities          (1,120,173)      12,129,694
                                                               -----------     ------------

Cash flows used for investing activities:

Proceeds from the sale of property                                      --           26,104
Purchases of property and equipment                                (27,661)         (43,383)
                                                               -----------     ------------

  Net cash used for investing activities                           (27,661)         (17,279)
                                                               -----------     ------------

Cash flows (used for)  provided by financing activities:
Net (repayments) borrowings under warehouse lines of credit     (1,506,431)     (11,983,871)
Proceeds from notes payable and long-term debt                     289,875          915,888
Payments on notes payable and long-term debt                            --         (251,795)
Reclass to notes payable                                           230,000               --
Payments on capital lease obligations                              (53,091)        (108,297)
Payments to stockholder                                            (13,400)          38,647
Reclass on notes-payable-stockholder                              (230,000)        (237,402)
Proceeds from exercise of warrants                                      --            1,250
Proceeds from issuance of preferred stock                        2,250,000          500,000
Preferred stock dividends                                         (153,008)        (216,728)
                                                               -----------     ------------

  Net cash provided by (used for)  financing activities            813,945      (11,842,308)
                                                               -----------     ------------

Net (decrease) increase in cash and cash equivalents              (333,889)         270,107
Cash and cash equivalents, beginning of year                       457,969          187,862
                                                               -----------     ------------
Cash and cash equivalents, end of year                         $   124,080     $    457,969
                                                               ===========     ============

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                         September 30,   September 30,
                                                             2004           2003
                                                         -----------    -----------
Supplemental disclosure of cash flow information:
Interest paid                                            $   161,255    $   519,500
                                                         ===========    ===========

Income taxes paid                                        $     4,781    $       800
                                                         ===========    ===========

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

During the year ended September 30, 2004, the Company incurred capital lease obligations of $17,749 for equipment.

During the year ended September 30, 2003, the Company incurred capital lease obligations of $129,939 for equipment.

During the year ended September 30, 2003, the Company reclassified $480,300 of loans from loan sale receivable to loans held for investment.

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

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

      Since inception through September 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $6,149,853. This circumstance raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the September 30, 2004 consolidated financial statements, which are included with this annual report.

            Management believes that cash flows from operations will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2005. The Company has previously aided its liquidity situation by the issuance of preferred stock of $2,250,000. However, in order to compensate for the reduction in loan volume due to the rising interest rate market that began in July 2003, the Company has reduced fixed overhead primarily through staff reductions. Management believes the Company can now meet its liquidity and capital needs at current production levels. However, management is currently exploring possible liquidity sources either through additional borrowings or potential capital partners to enable the Company to increase its loan production. The Company requires an average of approximately $50,000,000 in funded loan volume in order to meet its liquidity needs, based off of historical production levels. There are many factors and conditions that influence the total required production levels needed including but not limited to product mix, profit margins and percentage of bank production, as well as managing operating expenses. Subsequent to the filing of this 10-KSBA, the Company's funded volume for the period ending December 31, 2004 and March 31, 2005 were $75,000,000 and $52,000,000, respectively. As of May 23,
      2006, the Company transferred its operations from Ocean West Holding Corporation to Ocean West Enterprises, a privately held California based Company. The reporting entity, Ocean West Holding Corporation acquired on June 6, 2005 as reported in its 10-QSB, for the period ended June 30, 2005 and is in the business of the business of providing users of handheld cellular devices with access to information regardless of location through its AskMeNow (TM) service.

      Nature of Business:

      OWE, a California C corporation, was incorporated in November 1988 in the State of California for the purpose of engaging in mortgage banking activities. OWE is involved in the process of originating, packaging, and funding of HUD and other government-insured loans and non-government-insured loans in the United States. HUD-insured loans comprised 3.6% and 9.2%, of total loans originated by the

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)   Summary of Significant Accounting Policies (continued):

      Company during the year ended September 30, 2004 and the year ended September 30, 2003. Certain of the non-government-insured loans are sold "servicing retained" whereby the Company receives a fee for servicing the loans. Based on number of loans funded, 50.2% of our mortgage loan orginations and purchases are typically secured by property in the California area.

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

      For the year ended September 30, 2004 and the year ended September 30, 2003; four buyers purchased 25%, 23%, 20% and 10% (September 30, 2004), four buyers purchased 27%, 15 %, 11% and 10%, (September 30, 2003), of loans funded.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

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

      Mortgage Loans Held for Sale:

      Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of September 30, 2004 and September 30, 2003, there was no valuation allowance required as cost was estimated not to exceed market value. A substantial portion of loans was sold to investors within 30 days subsequent to September 30, 2004 and September 30, 2003. Loans are analyzed on a quarterly basis as to their collectibiltiy from the guidelines imposed by each lending facility. For the year ended September 30, 2004 there was no impairment valuation recorded, however during the quarter ended June 30, 2004, one loan totalling $152,600 as part of loans held for investment was classified as impaired as loans held for investment and revenue was reduced by $152,600. See footnote (4) of the notes to consolidated financial statements, herein.

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

      Long-Lived Assets:

      The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to SFAS 144, management of the Company assesses the recoverability of property and

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)   Summary of Significant Accounting Policies (continued):

      equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment. There can be no assurance, however, that market conditions or demands for the Company's services will not change which could result in future long-lived asset impairment.

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

      For the year ended September 30, 2003, $13,259 were capitalized as mortgage servicing rights. No mortgage servicing rights were capitalized during the the year ended September 30, 2004. Amortization expense related to mortgage servicing rights for the years ended September 30, 2004 and Serptember 30, 2003, was $6,576 and $6,489, respectively.

      Revenue and Cost Recognition:

      Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(1)   Summary of Significant Accounting Policies (continued):

      from the servicing of loans is recognized as earned. The Company was not required to repurchase any loans for the fiscal period ended September 30, 2004. management preforms a quality control review of each file before funding the loan to ensure that the loan met investor guidelines for purchase. Additionallly, all loans were reveiwed by the purchasing investor prior to purchase to verify program eligibility.

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      New Accounting Pronouncements:

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

      Reclassifications:

      Certain prior year balances have been reclassified to conform with current year presentation. Such classifications had no effect on net income.

(2)   Property and Equipment:

      A summary is as follows:                       September 30, September 30,
                                                        2004           2003
                                                     ----------     ----------
      Office equipment and leasehold improvements    $  484,377     $  474,565
      Property under capital lease (Note 6)             628,517        610,768
      Furniture and fixtures                            140,552        140,552
      Automobiles                                        12,000         12,000
                                                     ----------     ----------
                                                      1,265,446      1,237,785

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(2)   Property and Equipment (continued):

      Less accumulated depreciation
      and amortization                         (1,013,750)       (880,263)
                                              -----------       ---------

                                              $   251,696       $ 357,522
                                              ===========       =========

(3)   Originated Mortgaging Servicing Rights:

      A summary is as follows:               September 30,     September 30,
                                                  2004             2003
                                              -----------       ---------
      Balance, beginning of period            $    44,163       $  37,393
      Additions, net                                   --          13,259
      Amortization                                 (6,576)         (6,489)
                                              -----------       ---------

      Balance, end of period                  $    37,587       $  44,163
                                              ===========       =========

      The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2004 and September 30, 2003. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

(4)   Loans Held for Investment:

            During the last quarter ended September 30, 2003, three loans totaling $480,300 were reclassified from Mortgage Loans Held for Sale to Loans Held for Investment. The loans were re-classed to long term because the Company was unable to sell them in the short term and it was felt that if the Company could hold them long enough to build a repayment history they would be more marketable. For the quarter ended, June 30, 2004, one loan in the amount of $152,600 was recorded as impaired, as the Company reduced Loans Held for Investment and Revenues for such impairment. The balance of $327,700 of Loans Held for Investment is comprised of two remaining loans.

      The Company considers loans for impairment quarterly under SFAS 114 - Accounting by Creditors for Impairment of a Loan, SFAS 118 - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, and SFAS 5 - Accounting for Contingencies.

      SFAS 114 addresses the accounting by creditors for impairment of certain loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 amends FASB Statement No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(4)   Loans Held for Investment (continued):

      need for a loss accrual. As required by SFAS 114, the Company applies its normal loan review procedures in making that judgment. Pursuant to SFAS 118, the Company uses existing methods for recognizing interest income on impaired loans.

(5)   Stock Subscription Receivable:

            During the year ended September 30, 2004, the Ocean West Enterprises entered into an agreement to sell 2,250 shares of Series N preferred stock for a consideration of $2,250,000 to CDA, the Company's largest shareholder of approximately 84.9% of the company's outstanding common stock. At September 30, 2004 there was a stock subscription receivable of $1,022,425 which has subsequently been paid in full on January 12, 2005, prior to the issuance of this report.

      During the period ended September 30, 2002, the Company entered into an agreement to sell 500 shares of Series M preferred stock for $500,000. The funds were received in October 2002. During the last two quarters of the year ended September 30, 2003 the Company redeemded all of the 500 shares of Series M preferred for $500,000.

(6)   Warehouse Lines of Credit:

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      The warehouse line of credit has restrictions as to the types of loans (and the maximum amounts per individual loans) for which said line can be used. Furthermore, the line can only be used to fund 98% of loan amounts, as defined; the remaining 2% must be funded by the Company utilizing its own cash resources.

      The warehouse line of credit agreement contains restrictive covenants relating to net worth, tangible net worth, and various ratios, as defined. The Company is currently in compliance with such covenants. For the year ended September 30, 2003 violations of the restrictive covenants have been waived by the lender, which did continue to provide financing. At the end of each quarterly reporting period, the lender reviews the operating results of the Company prior to waiving the covenant violations.

      Interest expense incurred under the warehouse lines of credit was $14,181 and $437,606 for the years ended September 30, 2004 and 2003, respectively, and is included in revenue from origination and sale of mortgage loans and commisions, net on the statement of operations.

(7)   Long-Term Debt and Capital Lease Obligations:

      Long-Term Debt

      A summary of long-term debt is as follows:

                                                    September 30,  September 30,
                                                         2004           2003
                                                    -------------  -------------
      Note payable to a related party,
      originally bearing interest at 15% per
      annum, payable in monthly interest
      installments with all unpaid principal and
      interest due March 1, 2007.  At September
      30, 2002, the interest rate was reduced to
      12%.                                             $35,000        $35,000

      Note payable to a related party,
      originally bearing interest at 24% per
      annum, payable in monthly interest
      installments with all unpaid principal and
      interest due March 1, 2007.  At September
      30, 2002, the interest rate was reduced to
      12%.                                              50,000         50,000

      Note payable to finance company for
      insurance, bearing interest at 7.75%,
      payments of $6,171 are due monthly,
      including interest through February 2004.            -0-         24,375

      Note payable to bank bearing interest at
      4.5% due November 7, 2003.  Secured by
      certificate of deposit. (A)                       92,000         75,000

      Note payable to an individual, bearing
      interest at 12% per annum, payable in
      monthly interest installments with all
      unpaid principal and interest due December
      1, 2003. (A)                                     280,000        280,000

      Note payable to an individual, bearing
      interest at 12% per annum, payable in
      monthly interest installments with all
      unpaid principal and interest due March 1,
      2004.                                            200,000        200,000

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                   September 30,   September 30,
                                                        2004            2003
                                                   -------------   -------------
      Note payable to an individual, bearing
      interest at 12% per annum, payable in
      monthly interest installments with all
      unpaid principal and interest due November
      1, 2003. (A)                                    250,000         250,000

      Note payable to an individual, bearing
      interest at 10% per annum, payable in
      monthly interest and principal
      installments of $2,193.93 with all unpaid
      principal and interest due December 31,
      2019.                                           149,090              --

      Note payable to former stockholder,
      bearing interest at 13% per annum payable
      in monthly interest installments with all
      unpaid principal and interest due June 30,
      2008.                                        $   45,000              --

      Note payable to former stockholder,
      bearing interest at 14% per annum payable
      in monthly payments of $2,203 including
      principal and interest; with all unpaid
      principal and interest due April 1, 2017.       249,232              --

      Note payable to Indy Mac, bearing interest
      at 0% per annum payable in monthly
      payments of $12,500 with all unpaid
      principal due October, 2005                     163,928              --

                                                    1,434,250         914,375

      Less current maturities                        (892,000)       (829,375)
                                                   ----------       ---------
                                                   $  542,250       $  85,000
                                                   ==========       =========

      (A) These loans have not been paid as of their due dates. Management is in the process of negotiating extended terms.

      The following table summarizes the aggregate maturities of long-term debt:

           Years ending
           September 30,
            2005                             $  892,000
            2006                                    848
            2007                                 86,128
            2008                                  1,369
            2009                                 46,573
            Thereafter                          407,332
                                             ----------

                                             $1,434,250
                                             ==========

      Interest expense incurred under long-term debt obligations amounted to $25,374 and $37,647, for the year ended September 30, 2004 and the year ended September 30, 2003.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      Interest expense incurred under related party debt obligations amounted to $0 and $11,628, for the year ended September 30, 2004 and the year ended September 30, 2003.

      Capital Leases

      The Company leases certain equipment under capital leases, which expire through 2006, with effective interest rates ranging from 14% to 18.37%. These leases are secured by related equipment costing $628,517 (see Note
      2). The assets are depreciated over their estimated useful lives. Depreciation of the assets of $124,734 and $121,184 was included in depreciation and amortization for the year ended September 30, 2004, the year ended September 30, 2003, respectively. Accumulated depreciation of the assets of $528,892 and $404,158 is included in accumulated depreciation and amortization in the accompanying balance sheets at September 30, 2004 and September 30, 2003, respectively.

      The following is a schedule by years of future minimum lease payments required under the capital lease together with the present value of the net minimum lease payments:

            Years ending September 30,
               2005                                        $ 54,899
               2006                                          15,534
                                                           --------
            Total minimum lease payments                     70,433
            Less amount representing interest                 7,320
                                                           --------

            Present value of net minimum lease payments      63,113
            Less current maturities                          50,672
                                                           --------

                                                           $ 12,441
                                                           ========

      Interest expense incurred under capital lease obligations amounted to $16,546 and $11,961 for the year ended September 30, 2004 and the year ended September 30, 2003, respectively.

(8)   Notes Payable - Stockholders:

                                                    September 30,  September 30,
                                                         2004          2003
                                                       --------      --------
      Note payable to stockholder, bearing interest
      at 13% per annum payable in monthly interest
      installments with all unpaid principal and
      interest due June 30, 2008                       $     --      $  45,000

      Note payable to stockholder, bearing interest
      at 14% per annum payable in monthly payments
      of $2,203 including principal and interest;
      with all unpaid principal and interest due
      April 1, 2017                                          --        185,000
                                                       --------      ---------

                                                             --        230,000
                                                       --------      ---------
      Less current maturities                                --             --
                                                       --------      ---------
                                                       $     --      $ 230,000
                                                       ========      =========

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      The Company reclassed this obligation to notes payable, since the individuals are no longer shareholders.

(9)   Commitments and Contingencies:

      Operating Leases

      The Company leases its facilities and certain equipment under noncancellable operating leases that expire through the year 2008. These agreements generally provide that the Company pay operating costs such as taxes, insurance, and maintenance.

      Future annual minimum payments under operating leases are as follows:

              Years ending September 30,
                 2005                           $   456,738
                 2006                               436,162
                 2007                               431,664
                 2008                                71,944
                                                -----------
                                                $ 1,396,578
                                                ===========

      Rental expense under operating leases for the year ended September 30, 2004 and the year ended September 30, 2003 was $913,152 and $922,410, respectively.

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(9)   Commitments and Contingencies (continued):

      Employment Agreements

      On September 1, 2004, the Company entered into employment agreements with its President/CEO and its Executive Vice President (collectively, the "Employees"). These agreements provide for an annual base salary of not less than $180,000 each for a three-year term plus certain additional benefits. Also, the agreements call for Executive will receive additional compensation in the form of shares of common stock of CDA based on OWE's financial performance during the three year period commencing on the date of this Agreement (the "Performance Period"). The Performance Period will not start until the warehouse line capacity of OWE reaches $40 million.

      No amounts are accrued for the deferred compensation as the Company has had no pre-tax profits.

(10)  Preferred Stock:

      In 2002, concurrent with the acquisition between OWHC and OWE, 10,000,000 shares of preferred stock were authorized. The Company may divide the preferred stock into any number of series and the Board of Directors shall fix the designation and number of shares of each series. The Company established the same series as was outstanding at the time of acquisition. All conversions of preferred shares to common shares were calculated by dividing the value of the preferred shares by five and multiplying by four. The conversion feature of the preferred shares was granted pursuant to the plan of reorganization between Ocean West Holding Corporation and Ocean West Enterprises, dated March 11, 2002. Currently, the remaining shares of preferred are not convertible.

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      Preferred Stock, Series D (continued)

      The Series D preferred stock shall have a preference in liquidation over the common stock of theCompany but shall be subject to the preference in liquidation of the Series C preferred stock. The Series D preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 3%, payable on a monthly basis. In connection with the original purchase of the Series D preferred stock, the Company entered into a financial consulting agreement whereby the Series D preferred stockholder was entitled to $6,000 per month until such time that the Series D preferred stock was redeemed by the Company. Redemption took place during fiscal year ended March 31, 2002.

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

      Preferred Stock, Series G

      In 1999, the Board of Directors authorized the issuance of up to 2,000 shares of Series Gpreferred stock at $100 per share. At September 30, 2003, 2,000 shares of Series G preferred stock were outstanding. The Series G preferred stock is voting and is redeemable at the Company's option The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      Preferred Stock, Series G (continued)

      monthly basis. Dividends of $28,333 were declared and paid for the year ended September 30, 2004. Dividends of $50,000 were declared and paid for the year ended September 30, 2003.

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

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

      Preferred Stock, Series N

      During the year ended September 30, 2004, the Board of Directors of Ocean West Enterprises authorized the issuance of up to 2,250 shares of Series N preferred stock at $1000 per share. The Series N preferred stock is non voting and is redeemable at the Company's option. The redemption price shall equal the issuance price. The Series N preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series N preferred stock does not entitles the holder to receive dividends.

(11)  Common Stock and Warrants:

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(12)  Class B Common Stock

      Concurrent to the acquisition between OWHC and OWE, the Company issued Class B common stock to the holder of OWE common stock in a ratio of 1 to
      8. In March 2002, 250,400 shares of Class B common stock were issued. Concurrently, 40,304 shares of Class B common stock were converted into the same number of common shares.

(13)  Mortgage Loan Servicing:

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

(14)  Provision For Income Taxes:

      The income tax provision for the year ended September 30, 2004 and the year ended September 30, 2003 differed from the amounts computed by applying the U.S. Federal tax rate of 34 percent to the income (loss) from operations before provision (benefit) for income taxes as a result of the following:

                                               Year ended      Year ended
                                              September 30,   September 30,
                                              -------------   -------------
                                                  2004            2003
                                               ---------       ---------
      Computed "expected" tax benefit          $(833,983)      $ 115,629
      Increase (decrease) in income taxes
        resulting from:
      Non-deductible expenses                     23,131          11,552
      State taxes, net of Federal benefit             --          12,014
      Increase (decrease) in valuation
        allowance                                810,852        (120,992)
                                               ---------       ---------
                                               $      --       $  18,203
                                               =========       =========

      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2004 and 2003, are as follows:

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(14)  Provision For Income Taxes (continued):

                                             September        September
                                               2004              2003
                                            -----------       ---------
      Deferred tax assets:
      Net operating loss carryforwards      $ 1,354,367       $ 727,826
      Accrued vacation                            5,265          10,290
      Less valuation allowance               (1,261,227)       (572,208)
                                            -----------       ---------
      Deferred tax assets                        98,405         165,908
                                            -----------       ---------
      Deferred tax liabilities:
      Deferred costs                            (98,405)       (114,417)
      Other                                          --         (51,491)
                                            -----------       ---------
      Deferred tax liability                    (98,405)       (165,908)
                                            -----------       ---------
      Net deferred tax asset                $        --       $      --
                                            ===========       =========

      The net change in the total valuation allowance for the year ended September 30, 2004 and the year ended September 30, 2003 was an increase/ (decrease) of $810,852 and $(120,992) respectively.

      At 2004, the Company has net operating loss carryforwards ("NOLs") of approximately $3,983,443, for Federal income tax reporting purposes and approximately and $2,787,507 for state reporting purposes, expiring in various years through 2025.

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

(15)  Related-Party Transactions:

      The Company advanced funds in the amount of $57,605 to an entity owned by a stockholder of the Company. Funds will be repaid through services rendered. During the year ended September 30, 2003 services rendered in relation to this amount were $12,605 leaving a balance of $45,000 at September 30, 2003. During the year ended September 30, 2004 services rendered in relation to this amount were $45,000 leaving a balance of $0 at September 30, 2004.

      On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to CDA in exchange for 622,388 shares of CDA (the "Transfer") for an approximate value of $1,178,802, based on the average trading prices of the respective stocks for the month of June 2004. The Transfer constitutes a change in control of the Company.

      During the fourth quarter of fiscal year end September 30, 2004, 2,250 shares of the outstanding preferred stock of Ocean West Enterprises were exchanged for stock subscription receivable of $2,250,000. At September 30, 2004 there was a stock subscription receivable of $1,022,425 which has subsequently been paid in full on January 12, 2005.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

(16)  Profit Sharing Plan:

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

Item 8A. Controls and Procedures.

            The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Company's Chief Executive Officer and Chief Financial Officer have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. As of the end of the period covered by this annual report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-1-5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls.

Item 8B. Other Information.

      Entry of Material Definitive Agreements

            On July 1, 2004, the Company executed a subscription agreement with CDA ("July Agreement"). The July Agreement provides that the Company would sell and that CDA will subscribe for 1,500,000 shares of senior preferred stock of the Company for $1,500,000.

            On August 1, 2004, the Company executed a subscription agreement with CDA ("August Agreement"). The August Agreemetn provides that the Company would sell and that CDA would subscribe for 500,000 shares of senior preferred stock of the Company for $500,000.

            On September 1, 2004, the Company executed a subscription agreement with CDA ("September Agreement"). The September Agreement provides that the Company would sell and that CDA would subscribe for 250,000 shares of senior preferred stock of the company for $250,000.

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

      Termination of Material Definitive Agreements

            On September 28, 2004, the Company executed a cancellation agreement ("Cancellation Agreement") with CDA. The Cancellation Agreement provided that the Company and CDA agree to cancel and rescind the July Agreement, the August Agreement, and the September Agreement. The Agreement also provides that the Company would upon board approval issue 2,250 shares of preferred stock of Ocean West Enterprises for a value of $1,000 per share or $2,250,000, which was previously subscribed to by CDA pursuant to the July Agreement, the August Agreement, and the September Agreement, to CDA.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors of Ocean West and Ocean West Enterprises

             Name                    Position with Ocean West(1)               Position with Ocean West Enterprises
             ----                    ---------------------------               ------------------------------------
Marshall L. Stewart              President, Chief Executive Officer,       President, Chief Executive Officer, Director
                                 Director

Daryl S. Meddings                Executive Vice President,                 Executive Vice President, Chief Financial
                                 Secretary/Treasurer, Director             Officer, Secretary/Treasurer, Director

Wayne K. Bailey                  Chief Financial Officer, Director         --

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

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

      Wayne K. Bailey, 55, has been appointed to the position of Chief Financial Officer and Director since September 28, 2004. Mr. Bailey currently also holds the postion of President/CFO of CDA since the fall of 2002. CDA currently holds 84.9% of the Company. From January 1990 -2002 he was Chief Operating Officer and Chief Financial Officer of a network of companies in the Aerospace, steel processing, Specialty Rebar, and metal forming industries. These companies grew to employ over 350 people with revenues in excess of $35 million. All of these companies were acquired from financially troubled situations and became very profitable after being restructured. This restructuring included the debt both secured and unsecured, installing information systems, and management systems. During this time Mr. Bailey also served as a consultant to companies in the Mortgage business, wood laminating, bottled water, bookbinding, wholesale siding, cabinet manufacturing and plastics industries. Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College earning degrees in Accounting and Business.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it and written representations from the Company's reporting persons, the Company believes that all of the Company's reporting persons have filed their respective Section 16(a) forms for the year ended September 30, 2003.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Ocean West Holding Corporation, 15991 Redhill Avenue, Suite 110, Tustin, California 92780.

Item 10. Executive Compensation.

      The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended September 30, 2004 and the year ended September 30, 2003. or accrued within the current fiscal year as to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table

                                                                                                    Annual Compensation
                                                                                                    -------------------
                   Name and                                                                                       Other Annual
              Principal Position                        Year             Salary ($)            Bonus ($)        Compensation ($)
              ------------------                        ----             ----------            ---------        ----------------
Marshall L. Stewart, President, Chief                 09/30/04             180,000                 0                    0
Executive Officer                                     09/30/03             170,000                 0                    0

Daryl Meddings,  Executive Vice President,
Chief Financial Officer                               09/30/04             180,000                 0                    0
                                                      09/30/03             170,000                 0                 44,779
Wayne K. Bailey, Chief Financal
Officer                                               09/30/04                0                    0                    0

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                                         Total Number of         Percent
                                                                        Securities Owned           of
Name of Beneficial Owner                   Title of Class                 Beneficially          Class (1)
------------------------                   --------------                 ------------          ---------
Daryl S. Meddings (2)(4)                   Common Shares                             0              --
                                           Class B Common Shares                     0              --
                                           Series L Preferred                      210            21.0%
Marshall L. Stewart (2)(3)                 Common Shares                             0              --
                                           Class B Common Shares                     0              --
                                           Series L Preferred                      205            20.5%
Consumer Direct of America(5)              Common Shares                     4,900,000            84.9%
                                           Class B Common Shares               210,096             100%
                                           Series N Preferred Shares         2,250,000             100%

Total number of shares owned by directors  Common Shares                             0              --
and executive officers as a group(2        Class B Common Shares                     0              --
persons) (6)                               Series L Preferred Shares               415            41.5%

--------------------------------------------------------------------------------

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

Item 12. Certain Relationships and Related Transactions

      On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to CDA in exchange for 622,388 shares of CDA (the "Transfer") for an approximate value of $1,178,802, based on the average trading prices of the respective stocks for the month of June 2004. The Transfer constitutes a change in control of the Company.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

Item 13. Exhibits and Reports on Form 8-K

1.    Exhibits.

  Exhibit
    No.              Description of Exhibit               Location
-----------      -----------------------------     ----------------------

    3.1          Certificate of                   Previously filed as an
                 Incorporation of Ocean           exhibit to the Registration
                 West Holding Corporation         Statement of Ocean West
                                                  Holding Corporation (File
                                                  No. 333-95927) filed on
                                                  February 1, 2000.

    3.2          Bylaws of Ocean West             Previously filed as an
                 Holding Corporation              exhibit to the Registration
                                                  Statement of Ocean West
                                                  Holding Corporation (File
                                                  No. 333-95927) filed on
                                                  February 1, 2000.

    4.1          Common Stock Purchase            Previously filed as an
                 Warrant Agreement Between        exhibit to the Registration
                 Ocean West Holding               Statement of Ocean West
                 Corporation and Registrar        Holding Corporation (File
                 and Transfer Company             No. 333-86484).

   16.1          Letter from Stonefield           Previously filed as an
                 Josephson dated November         exhibit to Form 8K, dated
                 7, 2003                          October 29, 2003, Changes in
                                                  Registrant's Certifying
                                                  Accountant

   21.1          Subsidiaries of the              Previously filed as an
                 Registrant                       exhibit to Pre-Effective
                                                  Amendment No. 3 to the
                                                  Registration Statement of
                                                  Ocean West Holding
                                                  Corporation (File No.
                                                  333-95927) filed on January
                                                  28, 2002.

   31.1          Certificate of Chief             Filed herewith.
                 Executive Officer pursuant
                 to section 302 of the
                 Sarbanes-Oxley Act of 2002

   31.2          Certificate of Chief             Filed herewith.
                 Financial Officer pursuant
                 to section 302 of the
                 Sarbanes-Oxley Act of 2002

   32.1          Certificate of the Chief         Filed herewith.
                 Executive Officer and
                 Chief Financial Officer
                 pursuant to Section 906 of
                 the Sarbanes-Oxley Act of
                 2002.*

* Certificatification will not be deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934.

2. Reports filed on Form 8K

      The Company filed a report on Form 8K on November 4, 2003 and amended the report on November 12, 2003, reporting Changes in Registrant's Independent Accountant. The Company filed an additional report dated January 22, 2004, reporting the registrant issued a press release announcing an agreement with Freedom Mortgage Corporation and First Fidelity Capital Markets. On February 20, 2004, Registrant, Freedom Mortgage Corporation and First Fidelity Capital Markets mutually terminated their agreement

      On August 3, 2004, the Company filed a report n Form 8-K disclosing that several of its shareholders exchanged 4,921,930 shares for 622,388 shares of CDA, which resulted in a change of control whereby Consumer Direct of America is a 84.9% holder of Ocean West's stock.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

      On September 8, 2004 the Company filed a Form 8-K reporting the resignation of its auditors, Hein and Associates.

      On September 28, 2004, the Company reported the resignation of its CFO, Daryl S. Meddings, the appointment of Wayne K. Bailey to the position of CFO and the appointment of Daryl S. Meddings to Executive Vice President. The Form also reported the Company's entered into employement agreements with Marcshall L. Stewart as President and Daryl S. Meddings as Executive Vice President. The Company filled a vacancy on its board by the appointment of Wayne K. Bailey as director.

      On November 29, 2004 the Company reported on Form 8-K the engagement of its auditors, Chavez and Koch.

ITEM 14. Principal Accountant Fees and Services

      Chavez and Koch CPA's ("Chavez") was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2004. Hein and Associates LLC ("Hein") was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2003.

Audit Fees

      Chavez expects aggregate fees of approximately $19,000 for the fiscal year ended September 30, 2004 for professional services rendered for the audit of the Company's annual financial statements. Hein was paid aggregate fees of approximately $71,405 for the fiscal year ended September 30, 2003, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal ended September 30, 2004.

Audit Related Fees

      Chavez and Hein were not paid additional fees for either of the fiscal years ended September 30, 2003 or September 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

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

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

All Other Fees

      Chavez and Hein were not paid any other fees for professional services during the fiscal years ended September 30, 2003 and September 30, 2004.

Audit Committee

      The Company does not have an audit committee.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean West Holding Corporation


By: /s/ Darryl Cohen                                          September 20, 2005
    -------------------------------------------------
       Darryl Cohen, Chief Executive Officer
      (Principal Executive Officer and
       Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Darryl Cohen                                          September 20, 2005
    -------------------------------------------------
       Darryl Cohen,
      (Principal Executive Officer and Director)


By: /s/ Alan Smith                                            September 20, 2005
    -------------------------------------------------
       Alan Smith, Director


By:                                                           September __, 2005
    -------------------------------------------------
       Sandro Sordi, Director