Form 10QSB
period 2005-09-30
OCEAN WEST HOLDING CORP
filed 2005-11-21
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                          26 Executive Park, Suite 250
                            Irvine, California 92614
                    (Address of principal executive offices)

                                 (949) 861-2590
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 25,733,280 shares of the registrant's common stock, par value $.01 per share, outstanding as of November 14, 2005 and no other classes of Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes: |_|  No:  |X|

                         Ocean West Holding Corporation
                                and Subsidiaries

                         Quarterly Report on Form 10-QSB
                         Period Ended September 30, 2005

                                Table of Contents

                                                                            Page
PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Balance Sheet as of September 30, 2005 (Unaudited) ..........  1

   Consolidated Statements of Operations for the Three Months
   Ended September 30, 2005 and 2004, the Nine Months Ended September
   30, 2005 and for period January 7, 2004 (Inception) to September
   30, 2004 (Unaudited)......................................................  2

   Consolidated Statement of Changes in Stockholders' Deficiency ............  3

   Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2005 and for the period January 7, 2004 (Inception)
   to September 30, 2004 (Unaudited).........................................  4

   Notes to Consolidated Financial Statements (Unaudited)....................  5

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 14
Item 3.  Controls and Procedures............................................. 18

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 18
Item 3.  Defaults Upon Senior Securities..................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders................. 19
Item 5.  Other Information................................................... 19
Item 6.  Exhibits ........................................................... 19

SIGNATURES................................................................... 20
EXHIBIT INDEX................................................................ 21

Item 1.  Financial Statements

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

                                   (UNAUDITED)
                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                          ASSETS
CURRENT ASSETS
  Cash                                                                                     $ 1,152,787
  Prepaid expenses and other current assets                                                     48,162
  Currents assets of discontinued operations                                                   918,468
                                                                                           -----------
 Total Currents Assets                                                                       2,119,417

PROPERTY AND EQUIPMENT, NET                                                                    174,960

OTHER ASSETS
Deposits                                                                                        34,791
                                                                                           -----------

  TOTAL ASSETS                                                                             $ 2,329,168
                                                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Account payable                                                                            $   136,294
Accrued expenses                                                                                96,427
Liabilities of discontinued operations                                                       2,866,202
                                                                                           -----------
 Total Current Liabilities                                                                   3,098,923

COMMITMENTS AND CONTINGENCIES                                                                       --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                                         --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                        --
Preferred stock Series E 680 shares authorized none issued and outstanding                          --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                        --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                        --
Preferred stock Series I 125 shares authorized none issued and outstanding                          --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                        --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                        --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                       --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding              --
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding                --
Common stock $0.01 par value, authorized 30,000,000 shares                                          --
25,733,279 shares issued and outstanding                                                       257,334
Additional paid-in capital                                                                   3,203,923
Deferred stock compensation                                                                   (111,396)
Accumulated deficit                                                                         (4,119,616)
                                                                                           -----------
 Total Stockholders' Deficiency                                                               (769,755)
                                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $ 2,329,168
                                                                                           ===========

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                  For the period
                                                                                                 For the         January 7, 2004
                                                 For the Three Months Ended September 30,   Nine months ended     (Inception) to
                                                        2005                  2004         September 30, 2005   September 30, 2004
                                                 ------------------   ------------------   ------------------   ------------------
REVENUE                                          $            3,356                1,270   $            9,674   $            1,270
                                                 ------------------   ------------------   ------------------   ------------------

COSTS AND OPERATING EXPENSES

Research and development                                     66,251               33,983              108,107               65,559
Cost of revenue                                             291,089                   --              512,353                   --
General and administrative expenses                         271,490              141,272              331,469              171,299
Professional fees                                           300,233               41,314              442,248               86,650
Payroll expense                                             270,008               80,757              429,908               80,757
Interest                                                         --                   --                4,144                   --
Stock compensation                                          238,367                   --            1,226,981                   --
                                                 ------------------   ------------------   ------------------   ------------------
  Total Operating Expesnes                                1,437,438              297,326            3,055,210              404,265
                                                 ------------------   ------------------   ------------------   ------------------

NET LOSS FROM OPERATIONS                                 (1,434,082)            (296,056)          (3,045,536)            (402,995)
                                                 ------------------   ------------------   ------------------   ------------------

NET INCOME (LOSS) FROM DISCOUNTINUED OPERATIONS              18,658           (1,135,318)            (279,235)          (2,015,305)
                                                 ------------------   ------------------   ------------------   ------------------

NET LOSS                                         $       (1,415,424)          (1,431,374)  $       (3,324,771)  $       (2,418,300)
                                                 ==================   ==================   ==================   ==================

Net loss per common share - basic and diluted
   Loss from continued operations                $            (0.06)  $            (0.21)  $            (0.27)  $            (0.27)

   Income (Loss) from discontinued operations                  --                  (0.77)               (0.02)               (1.38)
                                                 ------------------   ------------------   ------------------   ------------------
                                                 $            (0.06)  $            (0.98)  $            (0.29)  $            (1.65)
                                                 ==================   ==================   ==================   ==================

Weighted average number of common shares
  outstanding - basic and diluted                        22,082,894            1,465,000           11,365,236            1,465,000
                                                 ==================   ==================   ==================   ==================

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' Deficiency
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                      Preferred Stock        Common  Stock     Additional
                                      --------------  ------------------------  Paid-in      Deferred     Accumulated
                                      Shares  Amount    Shares       Amount     Capitial    Compensation    Defecit        Total
                                      ------  ------  -----------  ----------  -----------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 2004                --  $   --    2,603,123  $   26,031  $   841,628   $ (178,125)  $  (794,845)  $  (105,311)

Sale of common Stock                      --      --    1,078,333      10,784      312,716           --            --       323,500

Shares issued for services                --      --    2,662,440      26,624      662,439           --            --       689,063

Shares issued for consulting              --      --    2,070,000      20,700      450,300     (471,000)           --            --

Shares issued in reverse merger           --      --    5,586,004      55,861   (1,724,359)          --            --    (1,668,498)

Amortizarion of consulting contracts      --      --           --          --           --      243,300            --       243,300

Amortization of warrants                          --           --          --           --      294,429            --       294,429

Sale of common stock net of offering
  costs of $421,467                       --      --   11,733,379     117,334    2,661,199           --            --     2,778,533

Net Loss for the nine months ended        --      --           --          --           --           --    (3,324,771)   (3,324,771)
                                      ------  ------  -----------  ----------  -----------   ----------   -----------   -----------

Balance September 30, 2005                --  $   --   25,733,279  $  257,334  $ 3,203,923   $ (111,396)  $(4,119,616)  $  (769,755)
                                      ======  ======  ===========  ==========  ===========   ==========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                         For the Period
                                                              For the nine months       Jaunuary 7, 2004
                                                                      Ended              (Inception) to
                                                               September 30, 2005      September 30, 2004
                                                               ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from contining operations                        $       (3,045,536)     $         (402,995)
     Net loss from discontinued operations                               (279,235)             (2,015,305)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation                                                         3,564                   2,485
       Equity issued for services                                       1,226,793                      --
     Changes in operating assets and liabilities
       Decrease in accounts receivable                                      1,350                  (1,260)
       Change is discountinued assets                                     279,235               2,015,305
       Increase in prepaid expenses                                       (48,162)                     --
       Increase in deposits                                               (33,291)                     --
       Increase in accounts payable                                        33,670                  68,553
       Increase in accrued payroll                                         76,394                      --
       Decrease in deferred revenue                                        (5,712)                     --
                                                               ------------------      ------------------
Net Cash  Used In Operating Activities                                 (1,790,930)               (333,217)
                                                               ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                             (155,879)                (26,270)
                                                               ------------------      ------------------
Net Cash Used In Investing Activities                                    (155,879)                (26,270)
                                                               ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                        (2,437)                     --
     Proceeds from note payable                                           100,000                      --
     Repayment of note payable                                           (100,000)                     --
     Proceeds from issuance of common stock                             3,102,033                 366,501
                                                               ------------------      ------------------
Net Cash Provided By Financing Activities                               3,099,596                 366,501
                                                               ------------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,152,787                   7,014

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 --                      --
                                                               ------------------      ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $        1,152,787                   7,014
                                                               ==================      ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                             $            2,140      $               --
                                                               ==================      ==================
     Income taxes                                              $               --      $               --
                                                               ==================      ==================

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      On June 6, 2005, InfoByPhone, Inc., Inc. consummated an agreement with Ocean West Holding Corporation, pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares or approximately 56% of the common stock of Ocean West Holding Corporation. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc).

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

      Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

      (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

      Ocean West Holding Corporation and its wholly-owned subsidiaries InfoByPhone, Inc., Ocean West Enterprises, Inc., Askmenow, Ltd. and InfoByPhone, LLC are hereinafter referred to as (the "Company").

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Principles of Consolidation

      The consolidated financial statements include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., Ocean West Enterprises, Inc., Askmenow, Ltd, and InfoByPhone, LLC. Intercompany accounts and transactions have been eliminated in consolidation. On May 23, 2005, the Board approved the spin-off of Ocean West Enterprises ("OWE") to stock holders of record on that date, subject to the spin-off being declared effective by the SEC. As of November 21, 2005 , the transaction has not been declared effective and the assets, liabilities and operations have been included in discontinued operations as of September 30, 2005.

      (B) Revenue Recognition

      Revenue is recognized over the service period. The Company bills for its services one year in advance. All prepaid annual service revenue is deferred and recognized over the service period.

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      (H) Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to operations for the periods ended September 30, 2005 and 2004 were $139,851 and $17,356, respectively.

      (I) Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for receivables, notes payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

      (J) Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $2,613,400, which expires at various dates through 2025. The Company has recorded a reserve of $888,556 against the deferred tax asset due to the Company having no profitable operating history. The reconciliation between the statutory federal rate of 34% and the effective federal income tax rate of 0% is an increase to the valuation allowance for the net operating loss carryforward of $408,543 during the nine months ended September 30, 2005.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

      (K) Foreign Currency Translation

      The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of September 30, 2005, the translation adjustment is not material.

      (L) Loss Per Share

      The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at September 30, 2005 were 2,403,123 and 483,123, respectively. There were no dilutive securities outstanding for the period ended September 30, 2004.

      (M) Business Segments

      The Company operates in one segment and therefore segment information is not presented.

      (N) Stock Based Compensation

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

      (O) Research and Development

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

      (P) Recent Accounting Pronouncements

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

NOTE 3 PROPERTY AND EQUIPMENT

      At September 30, 2005 property and equipment consisted of the following:

            Computer equipment                            $ 102,301
            Office furniture                                 49,702
            Leasehold improvements                           30,762
            Less accumulated depreciation                    (7,805)
                                                          ---------

                                                          $ 174,960
                                                          =========

      Depreciation expense for the periods ended September 30, 2005 and 2004 were $3,564 and $2,485, respectively.

NOTE 4 PROMISSORY NOTE

      The Company received $100,000 under a secured promissory note dated March 15, 2005. The note bears interest at 16% per annum. The note was fully paid as of September 30, 2005.

NOTE 5 STOCKHOLDERS' EQUITY

      The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of September 30, 2005, the Company had no preferred stock outstanding.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

      On June 2, 2005, Ocean West Holding Corporation received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See Note
      1).

      During 2005, the Company issued 2,662,400 shares of common stock for services valued at $689,063. The shares were valued at a recent cash offering price. The Company recorded the fair value on the date of issuance based on current cash offering prices.

      During 2005, the Company issued a total of 2,070,000 shares of common stock valued at $471,000 to four consultants for services. The Company recorded the fair market value on the date of issuance based on recent cash offering prices. For the three and nine months ended September 30, 2005, the Company recognized $181,929 and $359,604, respectively, in expenses.

      During 2005, the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500.

      During 2004, the Company issued 300,000 common stock options with an exercise price of $.25 to a consultant for services. The Company recorded the fair market value of the options based in the intrinsic value of $225,000, which was the difference between the exercise price and the fair market value of the common stock on the date of grant. For the three and nine months ended September 30, 2005, the Company recognized $56,250 and $168,750, respectively, in expenses.

      During 2004, the Company sold a total of 483,123 units that consist of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.00 per share that expires three years from the date of issuance for gross proceeds of $483,123.

      In July, 2005, the Company completed a private placement of its securities the Company had sold 10,666,669 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash plus, the placement agent also received shares of Common Stock equal to 10%, and a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. The proceeds received in this Offering will first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering will be used for research and development, marketing and for working capital and general corporate uses.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 6 STOCK OPTION PLAN

      Under the 2005 Management and Director Equity Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 2,000,000 shares of common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and the options' maximum term is ten years. Options are granted at various times and vest over various periods.

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

                                                                   2005
                                                               -----------
      Net loss available to common shareholders
                                            As Reported        $ 3,324,771)
                                              Pro Forma         (3,646,640)
      Basic and diluted loss per share
                                            As Reported        $     (.29)
                                              Pro Forma              (.32)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 52%; risk-free interest rates of 4.125%, expected lives of one year.

      A summary of the status of the Company's fixed stock option plan as of September 30, 2005 and the changes during the periods then ended is presented below:

                                                                                           Weighted Average
       Fixed Options                                                        Shares          Exercise Price
       -------------------------------------------------------------  ----------------     ----------------
      Outstanding at beginning of year                                              --     $             --
      Granted                                                                1,920,000                  .70
                                                                      ----------------     ----------------

      Outstanding at September 30, 2005                                      1,920,000     $            .70
                                                                      ================     ================

      Options exercisable at September 30, 2005                                822,200
                                                                      ================

      Weighted average fair value of options granted to employees
      during period ended  September 30, 2005                         $            .70
                                                                      ================

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                          Weighted
                           Number          Average          Weighted         Number           Weighted
                        Outstanding       Remaining         Average        Outstanding        Average
        Exercise        at September     Contractual        Exercise      at September        Exercise
          Price           30, 2005          Life             Price          30, 2005           Price
       ------------    -------------    -------------     ------------    -------------     ------------

       $        .70        1,920,000              5.0     $        .70        1,920,000     $        .70

NOTE 7 COMMITMENTS AND CONTINGENCIES

      The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

      In July 2005 , the Company entered into an employment agreement with its President for a term of three years at an annual minimum salary of $110,000 with additional bonuses and fringe benefits as determined by the Board of Directors. The Company also issued the President 200,000 common stock options.

      Between July 1 and September 30, 2005 , the Company entered into employment agreements with four executives each for a term of one year at an annual minimum salary of $110,000 with additional bonuses and fringe benefits as determined by the Board of Directors.

      The Company has been advised by Pioneer Credit Recovery, Inc. ("Poineer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Ocean West Enterprises. The former principals of Ocean West Enterprises did not disclose to InfoByPhone or current management that they and Ocean West Enterprises had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. Government or any other party, the Company will seek indemnification from the former principals of Ocean West Enterprises and their affiliates under both the Exchange Agreement, as well as an Assignment and Assumption of Liabilities Agreement dated May 23, 2005. As of September 30, 2005 the Company has not accrued any amount for this guarantee.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 8 GOING CONCERN

      As reflected in the accompanying financial statements, the Company has a net loss of $3,324,771, a working capital deficiency of $979,506, a stockholders' deficiency of $769,755 and used cash in operations of $1,790,930. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $410,000 per month to launch our product. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS

      In November, 2005 the Company entered into a separation agreement with a former employee. The Company agreed to issue the former employee 10,000 shares of common stock with a fair market value of $45,100 and cash of $6,923.

Item 2. Management's Discussion and Analysis or Plan of Operations.

General

      InfoByPhone, Inc., a wholly-owned subsidiary of Ocean West Holding Corporation, is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow(TM) Service (the "Service"). The Service is a new mobile information content service which users of any mobile device with text messaging/SMS or email capability, can use to call, email, or text message (SMS) questions, provided they have registered at our website to use our service. An answer is then text messaged or e-mailed back to the consumer's mobile device, usually within a matter of minutes.

      Using proprietary methods that are patent pending, the Service has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, director assistance, and random trivia(literature, history, science, etc.).All information is researched on the Internet, we currently do not use sources other than the Internet for answers. Once information is accessed from third party strategic partners or Internet Search Engines, it is refined to a format suitable for easy reading on the screen of a user's mobile device and quickly emailed or text messaged back to the user. We provide two basic services for our customers, one that permits a wide range of questions to be asked for free, such as 411 directory service, directions, weather, stock quotes, sport scores, flight times, shopping comparison, movie times, astrology information and news. These questions are asked through designed templates that direct the end user to specify the information requested in the appropriate content category, either through our voice portal or by texting us the request from a downloaded application. The second service is our AskMeAnything feature, for a charge of $.49 billed directly through your cellular carrier, the user can ask any question that cannot be asked in the free service. These questions can also be asked through our voice portal or be texting the request through our downloaded application. We anticipate increasing the content categories for our free questions in the future.

      We have launched the product from beta on November 1, 2005. The release is primarily for cell phone users in the U.S. and Canada. We have begun a national marketing program via a television commercial that will run on local cable networks in the top 100 markets in the U.S. We are anticipating building our customer base through this advertising program as well as a marketing relationship with Avis Car rental that will offer our product for free for 90 days to Avis renters at their top 100 locations in the first quarter of 2006. Further, we expect to increase our customer base through a Co-Marketing effort with Research In Motion to offer our products directly to customers at RIM. We are also utilizing existing cellular resellers as points of distribution for our products.Our product is expected to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our templated formats. We also expect to generate revenue from affiliate partnerships whereby our customers purchase ring tones, wallpaper, games and other items.

      We have relocated our corporate offices to Irvine , California and are in the process of staffing the office and relocating employees from other areas to Irvine. We anticipate increasing our office space as our growth dictates.

      We have built our own facility in Manila, Philippines to accommodate our staffing needs for researchers. The offices officially opened at the end of October , 2005 and are currently staffed with approximately 120 researchers and management. The space can accommodate up to 600 employees during 3 shifts, with 180 seats for researchers.

Reverse Merger

      Pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 5, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone ("Exchange Agreement") effective June 6, 2005, the Company acquired InfoByPhone, Inc., a Delaware corporation, in a reverse merger pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired (i) all of the issued and outstanding shares of common stock of InfoByPhone in exchange for an aggregate of 6,000,000 shares of authorized, but unissued, shares of common stock, par value $0.01 of the Company then constituting approximately 56% of the capital stock of the Company.

      On May 23, 2005, the Board approved the spin-off of Ocean West Enterprises ("OWE") to stock holders of record on that date, subject to the spin-off being declared effective by the SEC. As of November 21, 2005 , the transaction has not been declared effective and the assets, liabilities and operations have been included in discontinued operations as of September 30, 2005.

Forward-Looking Statements

      Statements in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicted in any such forward-looking statement include our ability to raise additional capital, ability to attract and retain customers, ability to monetize our products, ability to continue to lower our costs, our timely development and customers' acceptance of our products, including acceptance by key customers, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions; adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "belies", "belier", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements continued herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE 3-MONTH PERIODS ENDING SEPTEMBER 30, 2005 AND 2004, the Nine-MONTH PERIOD ENDED September 30, 2005, AND THE PERIOD JANUARY 7, 2004 (INCEPTION) TO September 30, 2004

We reported sales of $3,356 and $9,674 for the three and nine months ended September 30, 2005, as compared to $1,270 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The increase in our sales was due to the Company rolling out it service on a subscription basis.

Research and Development expenses have increased to $66,251 and $108,107 for the three and Nine months ended September 30, 2005, as compared to $33,983 and $65,559 for the three Months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. This increase was a result of the Company's continued development of its services and products.

Cost of revenue have increased to $291,089 and $512,253 for the three and nine months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company has incurred significant costs in implementing its services. Most of the costs are derived from its call center in the Philippines and amounts paid to third party content providers.

General and administrative costs have increased to $271,490 and $331,469 for the three and nine months ended September 30, 2005, as compared to $141,272 and $171,299 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company is incurring additional expenses as it implements its business plan.

Professional fees have increased to $300,223 and $442,248 for the three and nine months ended September 30, 2005, as compared to $41,314 and $86,650 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Most of these costs are legal and accounting associated with the Company's merger and private placement of securities.

Payroll expense has increased to $270,008 and $429,908 for the three and nine months ended September 30, 2005, as compared to $80,757 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company has begun to staff up its operations in anticipation of increased operations comencing with the launch of its services and products.

Interest expense has increased to $0 and $4,144 for the three and nine months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Interest expense is a direct result of the Company's $100,000 promissory note entered into in March 2005. The note bore interest at a rate of 16% per annum. The note was repaid in July 2005.

Stock Compensation has increased to $238,367 and $1,226,981 for the three and nine months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. During 2005, the Company issued 2,662,400 shares of common stock for services valued at $689,063. The shares were valued at a recent cash offering price. In addition, the Company issued a total of 2,070,000 shares of common stock valued at $471,000 to four consultants for services. The Company recorded the fair market on the date of issuance based on recent cash offering prices. For the three and nine months ended September 30, 2005, the Company recognized $238,367 and $1,226,981 respectively, in stock compensation expense.

All of the foregoing increases are directly related to increases in our marketing efforts, including preparation for our fall 2005 launch.

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

We reported a net loss of to $1,415,424 and $3,324,771 for the three and nine months ended September 30, 2005, as compared to $1,431,374 and $2,418,300 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - September 30, 2005, AS COMPARED WITH September 30, 2004

Net cash used in operating activities increased to $1,790,930 for the nine months ended September 30, 2005 as compared to $333,217 for the period January 7, 2004 (Inception) to September 30, 2004. Included in this increase was:

      o     an increase of $906,471 in our net loss,

      o an increase of $1,226,981 in stock compensation issued for services and consulting

      o     an increase of $33,670 in accounts payable, and

      o     an increase of $76,394 in accrued payroll.

Net cash used in investing activities were $155,879 for nine months ended September 30, 2005 and $26,270 for the period January 7, 2004 (Inception) to September 30, 2004. The Company purchased computer equipment and furniture. Net Cash provided by financing activities were $3,099,596 for the nine months ended September 30, 2005 compared to $366,501 period January 7, 2004 (Inception) to September 30, 2004. During the Nine months ended September 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

In July 2005, the Company raised $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the "Offering"). As of July 31, 2005, the Company had sold 10,666,669 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash, plus the placement agent also received shares of Common Stock equal to 10% of all shares sold for a total of 1,066,710 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should also be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each respective select dealer. The proceeds received in this Offering were first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering are being used for research and development, marketing and for working capital and general corporate uses. The Company may also use proceeds from this Offering to fund its development of new products.

We had a working capital deficit of $979,506 at September 30, 2005 and cash on hand of $1,152,787. At September 30, 2004, we had a stockholders' deficit of $769,755.

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

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings. The Company has been advised by Pioneer Credit Recovery, Inc. ("Pioneer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by Ocean West Enterprises ("OWE"). The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. Government or any other party, the Company will seek indemnification from the former principals of OWE and their affiliates under both the Exchange Agreement, as well as an Assignment and Assumption of Liabilities Agreement dated May 23, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended September 30, 2005, were previously reported on Form 8-K.

As of July 31, 2005, the Registrant had sold 10,666,669 shares of its Common Stock (the "Shares") for total gross proceeds of $3,200,000 in a private placement of its securities, on a best efforts, $750,000 minimum, $3,200,000 maximum basis (the "Offering"). The Registrant received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% Commission equal to $320,000, a 3% Non Accountable Fee of $96,000, as well as other transaction expenses payable by the Registrant.

On July 20, 2005, the Board of Directors granted Darryl Cohen an option under his employment contract to purchase 200,000 shares of Common Stock exercisable for up to 10 years at $.70 per share. Fifty (50,000) thousand shares vested immediately and 50,000 shares will vest every 90 days thereafter for 9 months.

On July 19, 2005, the Board of Directors granted Alan Smith and Sandro Sordi, the two independent members of the Board of Directors, options to each purchase 40,000 shares of Common Stock. These non-qualified stock options are exercisable for 10 years commencing on July 20, 2005 at $.70 per share, with 25,000 shares vested immediately for prior services and an additional 5,000 shares vested each four months from July 19, 2005 until fully vested 12 months later.

The issuance of all of the above Shares, did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Schedule 14C Preliminary Information Statement filed on November 3, 2005, has not been finalized and mailed.

On July 18, 2005, the Company mailed a Schedule 14f-1 to its shareholders informing them of a change of control of the Company. Pursuant to the Exchange Agreement described above and the exchange of Shares between the shareholders of InfoByPhone and the Company, InfoByPhone became a wholly-owned subsidiary of the Company. Ten (10) days after the mailing of the Schedule 14f-1 the entire Board of Directors was comprised of persons selected by the majority shareholders of the Company.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

         Exhibit
         Number   Description
         ------   -----------
         31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Registrant filed the following reports on Form 8-K during the fiscal quarter ended September 30, 2005:

            Date                       Items
            ----                       -----
            July 8                     1.01, 3.02 and 9.01
            July 11                    1.01, 3.02 and 9.01
            August 2                   4.01 and 9.01
            August 3                   3.02
            August 11                  2.01 and 9.01
            August 15                  5.03

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 21, 2005             Ocean West Holding Corporation


                                     By: /s/ Darryl Cohen
                                         -------------------------------------
                                         Darryl Cohen, Chief Executive Officer
                                         (Principal executive officer and
                                         Principal financial officer)

                         Ocean West Holding Corporation

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2005

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------
31.1        Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the

32.1        Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.