Form 10QSB/A
period 2005-06-30
OCEAN WEST HOLDING CORP
filed 2006-02-07
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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

                          26 Executive Park, Suite 250
                                Irvine, FL 92614
                    (Address of principal executive offices)

                                 (949) 861-2590
                           (Issuer's telephone number)

                              4117 West 16th Square
                              Vero Beach, FL 32967
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 13,999,900 shares of the registrant's common stock, par value $.01 per share, outstanding as of August 15, 2005, and no other classes of Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes: [ ]  No: [X]

Explanatory Paragraph

         This Form 10-QSB/Amendment No. 1 for Ocean West Holding Corporation (the "Company") restates the financial statements as a result of the Company not having completed the spin-off of its subsidiary, Ocean West Enterprises ("OWE"). While the dividend of OWE stock was declared to the Company's shareholders of record as of May 23, 2005, the Company needed to effect a registration statement under the Securities Act of 1933 in order to complete the distribution of Shares, which had not occurred as of June 30, 2005.

RESTATEMENT NOTE
----------------

                         Ocean West Holding Corporation
                                and Subsidiaries
                         Quarterly Report on Form 10-QSB/A
                                Amendment No. 1
                           Period Ended June 30, 2005

                                Table of Contents

                                                                            Page


PART I .  FINANCIAL INFORMATION



Item 1.  Financial Statements:
   Consolidated Balance Sheet as of June 30, 2005 (Unaudited) ..............   1
   Consolidated Statements of Operations for the Three Months
        Ended June 30, 2005 and 2004 and the Six Months Ended
        June 30, 2005 and for the period January 7, 2004 (Inception)
        to June 30, 2004 (Unaudited)........................................   2
   Consolidated Statements of Changes in Stockholders' Deficiency for
        the Six Months Ended June 30, 2005..................................   3
   Consolidated Statement of Cash Flows for the Six Months
        Ended June 30, 2005 and for the period January 7, 2004
        (Inception) to June 30, 2004 (Unaudited)............................   4
   Notes to Consolidated Financial Statements (Unaudited)...................   5


Item 2.  Management's Discussion and Analysis or Plan of Operation..........  15


Item 3.  Controls and Procedures............................................  19


PART II .  OTHER INFORMATION


Item 1.  Legal Proceedings..................................................  20


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  20


Item 3.  Defaults Upon Senior Securities....................................  21


Item 4.  Submission of Matters to a Vote of Security Holders................  21


Item 5.  Other Information..................................................  21


Item 6.  Exhibits and Reports on Form 8-K...................................  21

SIGNATURES..................................................................  23
EXHIBIT INDEX...............................................................  24

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)
   -------------------------------------------------------------------------

                                                                                  Restated
                                                                                  (Note 3)
                      ASSETS
CURRENT ASSETS
  Cash                                                                          $   230,926
  Prepaid and other assets                                                          343,983
                                                                                 -----------
 Total Currents Assets                                                              574,909

PROPERTY AND EQUIPMENT, NET                                                         182,961

OTHER ASSETS

  Originated mortgage serving rights                                                 32,763
  Loans held for investment                                                         327,700
Deposits                                                                             36,663
                                                                                 -----------

  TOTAL ASSETS                                                                  $ 1,154,996
                                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Account payable                                                                 $   623,113
Accrued expenses                                                                  1,176,293
Deferred revenue                                                                      1,437
Due to Stockholder                                                                        -
Current maturities of long-term debt                                                740,126
Current maturities of capital lease obligations                                      24,520
Warehouse lines of credit                                                           440,758
Notes payable                                                                       100,000
                                                                                 -----------
 Total Current Liabilities                                                        3,106,247

LONG TERM LIABILITIES
Long term debt, less maturities of current debt                                     531,523
Amount due to related party                                                          15,000
                                                                                 -----------
                                                                                    546,523

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares none
  issued and outstanding                                                                 --
Preferred stock Series C 1,000 shares authorized none issued and outstanding             --
Preferred stock Series E 680 shares authorized none issued and outstanding               --
Preferred stock Series F 1,050 shares authorized none issued and outstanding             --
Preferred stock Series G 2,000 shares authorized none issued and outstanding             --
Preferred stock Series I 125 shares authorized none issued and outstanding               --
Preferred stock Series L 1,000 shares authorized none issued and outstanding             --
Preferred stock Series M 5,000 shares authorized none issued and outstanding             --
Preferred stock Series N 10,000 shares authorized none issued and outstanding            --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and
  outstanding                                                                            --
Class D common stock $0.01 par value, 600 000 authorized none issued and
  outstanding                                                                            --
Common stock $0.01 par value, authorized 30,000,000 shares                               --
13,999,900 shares issued and outstanding                                            140,000
Additional paid-in capital                                                        2,211,223
Deferred stock compensation                                                        (349,575)
Accumulated deficit                                                              (4,499,422)
                                                                                 -----------
 Total Stockholders' Deficiency                                                  (2,497,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $ 1,154,996
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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                    For the period
                                                                                                     For the        January 7, 2004
                                                     For the Three Months Ended June 30,        Six months ended    (Inception) to
                                                         2005                  2004               June 30, 2005      June 30, 2004
                                                   -----------------     ------------------      ---------------    ---------------
                                                       Restated                                     Restated
                                                       (Note 3)                                     (Note 3)
REVENUE
Origination and sale of mortgages                           182,637                                     182,637
Services                                          $           3,586                     --      $         6,318    $             --
                                                   -----------------     ------------------      ---------------    ---------------
                                                            186,223                                     188,955
COSTS AND OPERATING EXPENSES

Research and development                                     40,956                 28,000               41,856              31,576
Cost of revenue                                             175,265                     --              221,264                  --
General and administrative expenses                         448,123                 15,310              481,668              30,027
Professional fees                                           108,894                 23,460              142,015              45,336
Payroll expense                                              91,531                     --              213,227                  --
Stock compensation                                          932,364                     --              988,614                  --
                                                   -----------------     ------------------      ---------------    ---------------
  Total Operating Expesnes                                1,797,133                 66,770            2,088,644             106,939
                                                   -----------------     ------------------      ---------------    ---------------

NET LOSS FROM OPERATIONS                                 (1,610,910)               (66,770)          (1,899,689)           (106,939)

Interest                                                      8,285                                       8,592
   Income taxes                                                  --                     --                   --                  --
                                                   -----------------     ------------------      ---------------    ---------------
                                                              8,285                                       8,592

NET LOSS                                          $      (1,619,195)               (66,770)     $    (1,908,281)   $       (106,939)
--------
                                                   =================     ==================      ===============    ===============

Weighted average number of common shares
  outstanding - basic and diluted                         8,736,548              1,465,000            5,951,317           1,465,000
                                                   -----------------     ------------------      ---------------    ---------------

Net loss per common share - basic and diluted                 (0.19)                 (0.05)     $         (0.32)   $          (0.07)
                                                   =================     ==================      ===============    ===============


          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' Deficiency
                     For the Six Months Ended June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------
                               Restated (Note 3)


                                   Preferred Stock       Common Stock                     Additional
                                  ----------------   --------------------                  Paid-in        Deferred      Accumulated
                                  Shares   Amount     Shares      Amount     Capitial    Compensation      Defecit         Total
                                  ------  --------   ---------  ---------  -----------   ------------   -------------   -----------

BALANCE, DECEMBER 31, 2004            --  $     --   2,603,123  $  26,031  $   841,628    $  (178,125)   $ (2,591,141)  $(1,901,607)

Sale of common Stock                  --        --   1,078,333     10,784      312,716             --              --       323,500

Shares issued for services            --        --   2,662,440     26,624      662,439             --              --       689,063

Shares issued for consulting          --        --   2,070,000     20,700      450,300       (471,000)             --            --

Shares issued in reverse
   merger                             --        --   5,586,004     55,860      (55,860)            --              --            --

Amortizarion of consulting
   contracts                          --        --          --         --           --        187,050              --       187,050

Amortization of warrants                                                                      112,500                       112,500

Net Loss for the six months
   ended                              --        --          --         --           --             --      (1,908,281)   (1,908,281)
                                  ------  --------  ----------  ---------  -----------   ------------   -------------   -----------

Balance June 30, 2005                 --  $     --  13,999,900  $ 140,000  $ 2,211,223   $   (349,575)     (4,499,422)  $(2,497,774)
                                  ======  ========  ==========  =========  ===========   ============   =============   ===========


          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                         For the Period
                                                                 For the six months     Jaunuary 7, 2004
                                                                      Ended             (Inception) to
                                                                   June 30, 2005         June 30, 2004
                                                                -------------------     ----------------
                                                                 Restated (Note 3)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $      (1,908,281)      $      (106,939)
     Adjustments to reconcile net loss to net cash used
      in operating activities
       Depreciation                                                        14,348                 1,123
       Amortization or origination costs                                      536
       Equity issued for services                                         988,614                    --
     Changes in operating assets and liabilities
       Increase in deposits                                                 1,350                    --
       Increase in accounts payable                                       167,468                    --
       Increase in accrued expenses                                       324,184                    --
       Increase in deferred revenue                                        (4,275)                   --
                                                               -------------------      ----------------
 Net Cash  Used In Operating Activities                                   (416,056)             (105,816)
                                                               -------------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received in acquisition                                         229,312                    --
       Purchase of equipment                                                   --               (18,684)
                                                               -------------------      ----------------
 Net Cash Provided by (Used In) Investing Activities                       229,312               (18,684)
                                                               -------------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                               323,500               124,500
     Capital lease payment                                                 (3,393)                   --
     Proceeds from note payable                                           100,000                    --
     Cash overdraft                                                        (2,437)                   --
                                                               -------------------      ----------------
 Net Cash Provided By Financing Activities                                 417,670               124,500
                                                               -------------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 230,926                    --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 --                    --
                                                               -------------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $          230,926                    --
                                                               ===================      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                             $               --       $            --
                                                               ===================      ================
     Income taxes                                              $               --       $            --
                                                               ===================      ================


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

       (B) ORGANIZATION

       On June 6, 2005, InfoByPhone, Inc., Inc. consummated an agreement with Ocean West Holding Corporation, pursuant to which InfoByPhone, Inc. exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares or approximately 50% of the common stock of Ocean West Holding Corporation. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (InfoByPhone, Inc).

       Accordingly, the financial statements include the following:

       (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

       (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

       InfoByPhone, Inc. is a Delaware corporation formed on June 10, 2004. InfoByPhone, Inc. provides information services and content through its AskMeNow service to mobile devices. This service allows mobile users to ask questions through text messaging/SMS, email, or instant voice recognition (IVR) voice system and receive answers via text messaging.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., InfoByPhone, LLC, and Ocean West Enterprises, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

       Ocean West Holding Corporation and its wholly-owned subsidiaries InfoByPhone, Inc. InfoByPhone, LLC and Ocean West Enterprises, Inc. are hereinafter referred to as (the "Company").

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       (B) REVENUE RECOGNITION

       Revenue from mortgage loan service is recognized over the service period. The Company bills for its services one year in advance. All prepaid annual services revenue is deferred and recognized over the service period. Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned. The Company was not required to repurchase any loans for the quarter ended June 30, 2005. Management performs a quality control review of each file before funding the loan to ensure that the loan met investor guidelines for purchase. Additionally, all loans were reviewed by the purchasing investor prior to purchase to verify program eligibility.

       (C) CASH AND CASH EQUIVALENTS

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

       For the quarter ended June 30, 2005, 2 buyers purchased 80% and 12.5%,of loans funded.

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       (H) ADVERTISING COSTS

       Advertising costs are expensed as incurred. Total advertising costs charged to operations for the periods ended June 30, 2005 and 2004 were $263,496 and $0, respectively.

       (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for receivables, notes payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

       (J) RESTRICTED CASH

       Restricted cash represents amounts deposited in escrow for the Company to pay expenses for the benefit of a borrower who advanced funds to the Company.

       (K) MORTGAGE LOANS HELD FOR SALE

       Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of June 30, 2005 there was no valuation allowance required as cost was estimated not to exceed market value. Loans are analyzed on a quarterly basis as to their collectibility from the guidelines imposed by each lending facility.

       (L) MORTGAGE SERVICING

       The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities ("MSLs") is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of June 30, 2005. Amortization expense related to mortgage servicing rights for the quarter ended June 30, 2005 was $1,608 .

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       (M) INCOME TAXES

       The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The usage of our prior years net operating losses will be limited to a change in ownership under Internal Revenue Code Section 382, which occurred in 2005. These net operating losses expire from 2005 to 2025.

       (N) LOSS PER SHARE

       The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at June 30, 2005 were 951,543 and 821,000, respectively. There were no dilutive securities outstanding for the period ended June 30, 2004.

       (O) BUSINESS SEGMENTS

       The Company operates in two segments, mobile devices and mortgage banking divsions.

       (P) STOCK BASED COMPENSATION

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

       (Q) RESEARCH AND DEVELOPMENT

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

       (R) RECENT ACCOUNTING PRONOUNCEMENTS

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


NOTE 3. RESTAMENT OF FINANCIAL STATEMENTS

The financial statements for the three and six months June 30, 2005 have been restated due to the Company determining that the spin-off of Ocean West Enterprise could not occur until approved by the SEC. The Company recorded the operations in accordance with SFAS 144 paragraph 27.




NOTE 4 ORIGINATED MORTGAGING SERVICING RIGHTS

      A summary is as follows:                  June 30,
                                                  2005
                                              -----------
      Balance, beginning of period            $  35,979
      Additions, net                                 --
      Amortization                                3,216
                                              -----------

      Balance, end of period                  $  32,763
                                              ===========

      The estimated fair market value of mortgage servicing rights approximated their respective book values as of June 30, 2005. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

NOTE 5 LOANS HELD FOR INVESTMENT

            During the quarter ended June 30, 2005, three loans totaling $327,700 were classified as Loans Held for Investment. The loans were re-classed from Mortgage Loans Held for Sale to long term because the Company was unable to sell them in the short term and it was felt that if the Company could hold them long enough to build a repayment history they would be more marketable.

      The Company considers loans for impairment quarterly under SFAS 114 - Accounting by Creditors for Impairment of a Loan, SFAS 118 - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, and SFAS 5 - Accounting for Contingencies.

      SFAS 114 addresses the accounting by creditors for impairment of certain loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 amends FASB Statement No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. As required by SFAS 114, the Company applies its normal loan review procedures in making that judgment. Pursuant to SFAS 118, the Company uses existing methods for recognizing interest income on impaired loans.

NOTE 6 WAREHOUSE LINES OF CREDIT

      At September 30, 2002, the Company had a $15,000,000 mortgage loan purchasing warehouse line with First Collateral Services, collateralized by the related mortgage loans receivable with a carrying value of $18,927,137 at September 30, 2002. Interest was due monthly at the bank reference rate plus an established percentage (totaling 4.3% at September 30, 2002). At September 30, 2002, the outstanding balance under the warehouse line of credit was $18,226,626. First Collateral ceased providing Ocean West funds under the line effective April 30, 2003. The remaining balance on the line ($440,758 at June 30, 2005) is being paid off as the loans securing the line are sold.

              The Company has a line of credit with Provident Consumer Financial Services which is $8,000,000 and Warehouse One which is $5,000,000. Due to an event of default resulting from the reduction of its net worth.The Company has paid their respective balances in full, $1.2 miilion to Provident and $336,000 to Warehouse One. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minmum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of June 30, 2005 the stockholders' equity of the Company was $(2,497,774), per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.

      Interest expense incurred under the warehouse lines of credit was $41,046 for the quarter ended June 30, 2005, and is included in revenue from origination and sale of mortgage loans and commissions, net on the statement of operations.

NOTE 7 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      A summary of long-term debt is as follows:

                                                                June 30,
                                                                  2005
                                                             -------------

       Note payable to a related party, originally
       bearing interest at 15% per annum, payable in
       monthly interest installments with all unpaid
       principal and interest due March 1, 2007. At
       September 30, 2002, the interest rate was
       reduced to 12%.                                          $35,000

       Note payable to a related party, originally
       bearing interest at 24% per annum, payable in
       monthly interest installments with all unpaid
       principal and interest due March 1, 2007. At
       September 30, 2002, the interest rate was
       reduced to 12%.                                           50,000

       Note payable to an individual, bearing interest
       at 12% per annum, payable in monthly interest
       installments with all unpaid principal and
       interest due December 1, 2003.                           182,626

       Note payable to an individual, bearing interest
       at 12% per annum, payable in monthly interest
       installments with all unpaid principal and
       interest due March 1, 2004.                              185,000

       Note payable to an individual, bearing interest
       at 12% per annum, payable in monthly interest
       installments with all unpaid principal and
       interest due November 1, 2003.                           250,000

                OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


       Note payable to an individual, bearing interest
       at 10% per annum, payable in monthly interest
       and principal installments of $2,193.93 with all
       unpaid principal and interest due December 31,
       2019.                                                    148,363

       Note payable to former stockholder, bearing
       interest at 13% per annum payable in monthly
       interest installments with all unpaid principal
       and interest due June 30, 2008.                         $ 45,000

       Note payable to former stockholder, bearing
       interest at 14% per annum payable in monthly
       payments of $2,203 including principal and
       interest; with all unpaid principal and interest
       due April 1, 2017.                                       249,232

       Note payable to Indy Mac, bearing interest at 0%
       per annum payable in monthly payments of $12,500
       with all unpaid principal due October, 2005              126,428

                                                              1,271,649

       Less current maturities                                 (740,126)
                                                             ----------
                                                             $  531,523
                                                             ==========

       Interest expense for the three and six months ended June 30, 2005 were $8,285 and $8,592.

NOTE 8 STOCKHOLDERS' EQUITY

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

       During 2005, the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. During 2004, the Company issued 300,000 common stock options with an exercise price of $.25 to a consultant for services. The Company recorded the fair market value of the options based on the intrinsic value of $225,000, which was the difference between the exercise price and the fair market value of the common stock on the date of grant. For the three and six months ended June 30, 2005, the Company recognized $56,250 and $112,500, respectively, in expenses.

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

       The Company has 448,420 outstanding warrants to purchase common at stock prices between $0.25 and $1.25 stock of the Company, which are currently in dispute (See note 10.).

NOTE 9 STOCK OPTION PLAN

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

                                                                      2005
                                                                 --------------
       Net loss available to common shareholders
                                                As Reported        (1,908,281)
                                                  Pro Forma        (2,191,526)
       Basic and diluted loss per share
                                                As Reported              (.32)
                                                  Pro Forma              (.34)

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
                                                ==============

                                Weighted
                    Number       Average    Weighted    Number     Weighted
                 Outstanding    Remaining    Average  Exercisable   Average
    Exercise     at June 30,   Contractual  Exercise  at June 30,   Exercise
      Price         2005          Life        Price      2005        Price
   ----------   -------------  -----------  --------  -----------  ---------
   $       .69      821,000          5.0        .69       410,500   $    .69

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


NOTE 10  COMMITMENTS AND CONTINGENCIES

       The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

       Litigation

       The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company's wholly-owned subsidiary OWE. The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans. Such amounts have been recorded in accrued liabilities at June 30, 2005.

       The Company has received a claim from the former CEO of the Company. The CEO was employed by the Company under an employment agreement dated September 1, 2004. The CEO was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. The CEO claim is for a breach of contract alleged to have occurred in late 2004 under the control of prior management and for prior management failure to advise the Company's shareholders of the sale of OWHC until after the Closing. The Company has not accrued any amounts due to the former CEO and intends to vigorously defend itself.

       The company has been advised by an accountant for CDA that there are at least 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Closing. Included in these warrants are 300,000 exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation has filed a lawsuit against the Company (06 CV 609) in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

       The Company will pursue all avenues to make sure it is made whole for the above misrepresentations and omissions, however, there can be no assurance the Company will not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, CDA, and their affiliates under both the Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005.


NOTE 11  BUSINESS SEGMENTS

       The Company has two operating segments. They are organized internally primarily by the type of services performed. The Company's two operating segments include mobile devices division and its mortgage banking company. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

                                                                   Ocean West
                               InfoByPhone       Enterprises          Total
                             ---------------   ---------------   --------------
       2005
       Revenue               $        6,318    $   182,637       $     188,955
       Net income (loss)         (1,611,454)      (292,531)         (1,908,281)
       Assets                        23,097      1,131,899           1,154,996

NOTE 12 GOING CONCERN

       As reflected in the accompanying financial statements, at June 30, 2005, the Company has a net loss of $1,908,281, a working capital deficiency of $2,531,338, a stockholders' deficiency of $2,497,744 and used cash in operations of $416,056. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $410,000 per month to launch its product. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products (See Note 11). The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 13 SUBSEQUENT EVENTS

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

Reverse Merger

       Pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 5, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone ("Exchange Agreement") effective June 6, 2005, the Company acquired InfobyPhone, a Delaware corporation, in a reverse merger pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired (i) all of the issued and outstanding shares of common stock of InfoByPhone in exchange for an aggregate of 6,000,000 shares of authorized, but unissued, shares of common stock, par value $0.01 of the Company, which together with the 500,000 shares issued as a finder's fee then constituted approximately 56% of the capital stock of the Company.

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

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 2005, AS COMPARED TO THE PERIOD JANUARY 7, 2004 (INCEPTION) TO JUNE 30, 2004

We reported sales of $186,223 and $188,955 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The increase in our sales was due to the Company rolling out its service on a subscription basis in its mobile services division and sales in our mortgage services division.

Research and Development have increased to $40,956 and $41,856 for the three and six months ended June 30, 2005, as compared to $28,000 and $31,576 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. This increase was a result of the Company's continued development of its services and products in its mobile services division.

Cost of revenue have increased to $175,265 and $221,264 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The Company has incurred significant costs in its mobile services division as it implementing it services. Most of the costs are derived from its call center in the Philippines and amounts paid to third party content providers.

General and administrative costs have increased to $448,123 and $481,668 for the three and six months ended June 30, 2005, as compared from $15,310 and 30,027 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The Company is incurring additional expenses as it implements its business plan in it mobile services division.

Professional fees have increased to $108,894 and $142,015 for the three and six months ended June 30, 2005, as compared to $23,460 and $45,336 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. Most of these costs are legal and accounting associated with the Company's merger and private placement of securities.

Payroll expense has increased to $91,531 and $213,227 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. The Company has begun to staff up its operations in anticipation of increased Operations in it mobile services division.

Interest expense has increased to $8,285 and $8,592 for the three and six months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. Interest expense is a primarily a result of the Company's $100,000 promissory note entered into in March 2005. The note bore interest at a rate of 16% per annum. The note was repaid in July 2005.

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

We anticipate that our total operating expenses will continue to increase in future periods as our sales increase in our mobile services division. The Company is not activity supporting its mortgage services division. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases.

We reported a net loss of $1,619,195 and $1,908,281 for the three and six months ended June 30, 2005, as compared to $66,770 and $106,939 for the three months ended June 30, 2004 and the period January 7, 2004 (Inception) to June 30, 2004. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 2005, AS COMPARED WITH JUNE 30, 2004

Net cash used in operating activities increased to $416,056 for the six months ended June 30, 2005 as compared to $105,816 for the period January 7, 2004 (Inception) to June 30, 2004. Included in this increase was:

      o     an increase of $1,801,342 in our net loss,

      o an increase of $998,614 in stock compensation issued for services and consulting

      o     an increase of $167,468 in accounts payable, and

      o     an increase of $324,184 in accrued expenses.

Net cash provided by investing activities were $229,312 for six months ended June 30, 2005 and used $18,684 for the period January 7, 2004 (Inception) to June 30, 2004. The Company purchased computer equipment and furniture during 2004. Net Cash provided by financing activities were $417,670 for the six months ended June 30, 2005 compared to $124,500 period January 7, 2004 (Inception) to June 30, 2004. During the Six months ended June 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

We had a working capital deficit of $2,531,338 at June 30, 2005 and cash on hand of $230,920. At June 30, 2004, we had a stockholders' deficit of $2,497,774.

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

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

         In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this report, there are no legal proceedings against the Company other than set as forth below. No governmental agency has instituted any proceedings or served the Company with any complaints. However, the Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company's wholly-owned subsidiary OWE. The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans. Such amounts have been recorded in accrued liabilities at June 30, 2005.

        The Company has received a claim from the former CEO of the Company. The CEO was employed by the Company under an employment agreement dated September 1, 2004. The CEO was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. The CEO claim is for a breach of contract alleged to have occurred in late 2004 under the control of prior management and for prior management failure to advise the Company's shareholders of the sale of OWHC until after the Closing. The Company has not accrued any amounts due to the former CEO and intends to vigorously defend itself. The company has been advised by an accountant for CDA that there are at least 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Closing. Included in these warrants are 300,000 exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation has filed a lawsuit against the Company (06 CV 609) in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

         The Company will pursue all avenues to make sure it is made whole for the above misrepresentations and omissions', however, there can be no assurance the Company will not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, Consumer Direct of America, the Company's former principal shareholder, and their affiliates under both the Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005.

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

         The issuance of these Shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

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



Dated: February 7, 2006             Ocean West Holding Corporation


                                    By: /s/ Darryl Cohen
                                        -----------------------------------
                                        Darryl Cohen, Chief Executive Officer
                                        (Principal executive officer and
                                        Principal financial officer)

                         Ocean West Holding Corporation

                        Quarterly Report on Form 10-QSB/A
                           Quarter Ended June 30, 2005

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
 31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the

 32.1      Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.