Form 10QSB/A
period 2005-09-30
OCEAN WEST HOLDING CORP
filed 2006-02-17
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 25,733,280 shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 14, 2005 and no other classes of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

Ocean West Holding Corporation
and Subsidiaries

Quarterly Report on Form 10-QSB/A
Amendment No. 1
Period Ended September 30, 2005

Explanatory Paragraph

This Form 10-QSB/Amendment No. 1 for Ocean West Holding Corporation (the “Company”) restates the financial statements as a result of the Company not having completed the spinoff of its subsidiary, Ocean West Enterprises, Inc.  (“OWE”).

 Pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc., a recently formed unaffiliated Delaware corporation with no substantial assets, purchased 100% of the capital stock of OWE.

-i-

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-QSB/A
Period Ended September 30, 2005

Table of Contents

Page

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Balance Sheet as of September 30, 2005 (Unaudited) (Restated)	1
Consolidated Statement of Operations for the Three Months Ended September 30, 2005 (Restated) and 2004, the Nine Months Ended September 30, 2005 (Restated) and for period January 7, 2004 (Inception) to September 30, 2004 (Unaudited)	2
Consolidated Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended September 30, 2005 (Restated)	3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (Restated) and for the period January 7, 2004 (Inception) to September 30, 2004 (Unaudited)	4
Notes to Consolidated Financial Statements (Unaudited) (Restated)	5

Item 2. Management’s Discussion and Analysis or Plan of Operations	15

Item 3. Controls and Procedures	20

PART II . OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	25
EXHIBIT INDEX

-ii-

Item 1. Financial Statements

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Restated
ASSETS	(Note 3)
CURRENT ASSETS
Cash	$1,148,251
Prepaid expenses and other current assets	235,210
Due from related party	242,699
Total Currents Assets	1,626,160

PROPERTY AND EQUIPMENT, NET	304,488

OTHER ASSETS
Originated mortgage serving rights	31,155
Loans held for investment	327,700
Deposits	39,665
TOTAL ASSETS	$2,329,168

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Account payable	$424,975
Accrued expenses	1,118,695
Current maturities of long-term debt	740,126
Current maturities of capital lease obligations	14,799
Warehouse lines of credit	440,758
Liabilities of discontinued operations	—
Total Current Liabilities	2,739,353

LONG TERM LIABILITIES
Long term debt, less maturities of current debt	531,523
Amount due to related party	15,000
546,523

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares none issued and outstanding	—
Preferred stock Series C 1,000 shares authorized none issued and outstanding	—
Preferred stock Series E 680 shares authorized none issued and outstanding	—
Preferred stock Series F 1,050 shares authorized none issued and outstanding	—
Preferred stock Series G 2,000 shares authorized none issued and outstanding	—
Preferred stock Series I 125 shares authorized none issued and outstanding	—
Preferred stock Series L 1,000 shares authorized none issued and outstanding	—
Preferred stock Series M 5,000 shares authorized none issued and outstanding	—
Preferred stock Series N 10,000 shares authorized none issued and outstanding	—
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding	—
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding	—
Common stock $0.01 par value, authorized 30,000,000 shares	—
25,733,279 shares issued and outstanding	257,334
Additional paid-in capital	3,203,923
Deferred stock compensation	(111,396)
Accumulated deficit	(4,306,569)
Total Stockholders' Deficiency	(956,708)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,329,168

See accompanying notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

				For the period
	For the Three Months Ended September 30,		For the Nine months ended	January 7, 2004 (Inception) to
	2005	2004	September 30, 2005	September 30, 2004
	Restated		Restated
	(Note 3)		(Note 3)
REVENUE
Origination and sale of mortgages	$160,763	$—	$343,400	$—
Services	3,356	1,270	9,674	1,270
	164,119		353,074
COSTS AND OPERATING EXPENSES

Research and development	66,251	33,983	108,107	65,559
Cost of revenue	291,089	—	512,353	—
General and administrative expenses	566,006	141,272	1,052,122	171,299
Professional fees	300,233	41,314	442,248	86,650
Payroll expense	269,577	80,757	482,804	80,757
Interest	34,973	—	39,117	—
Stock compensation	238,367	—	1,226,981	—
Total Operating Expesnes	1,766,496	297,326	3,863,732	404,265
NET LOSS	$(1,602,377)	$(296,056)	$(3,510,658)	$(402,995)

Net loss per common share - basic and diluted	$(0.07)	$(0.20)	$(0.31)	$(0.28)

Weighted average number of common shares
outstanding - basic and diluted	22,082,894	1,465,000	11,365,236	1,465,000

See accompanying notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Deficiency
For the Nine Months Ended September 30, 2005
Restated
(Note 3)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capitial	Compensation	Defecit	Total

BALANCE, DECEMBER 31, 2004	—	$—	2,603,123	$26,031	$841,628	$(178,125)	$(795,911)	$(106,377)

Sale of common Stock	—	—	1,078,333	10,784	312,716	—	—	323,500
Shares issued for services	—	—	2,662,440	26,624	662,439	—	—	689,063
Shares issued for consulting	—	—	2,070,000	20,700	450,300	(471,000)	—	—
Shares issued in reverse merger	—	—	5,586,004	55,860	(1,724,359)	—	—	(1,668,499)
Amortizarion of consulting contracts	—	—	—	—	—	243,300	—	243,300
Amortization of warrants	—	—	—	—	—	294,429		294,429
Sale of common stock	—	—	11,733,379	117,334	2,661,199	—	—	2,778,533
Net Loss for the nine months ended	—	—	—	—	—	—	(3,510,658)	(3,510,658)
Balance September 30, 2005	—	$—	25,733,279	$257,334	$3,203,923	$(111,396)	$(4,306,569)	$(956,708)

See accompanying notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

		For the Period
	For the nine months	Jaunuary 7, 2004
	Ended	(Inception) to
	September 30, 2005	September 30, 2004
	Restated	Restated
	(Note 3)	(Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from contining operations	$(3,510,658)	$(402,995)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	48,700	2,485
Equity issued for services	1,226,793	—
Amortization of origination costs	2,144
Changes in operating assets and liabilities
Increase / (Decrease) in accounts receivable	1,350	(1,260)
Decrease in prepaid expenses	108,773	—
Increase in deposits	(3,002)	—
Increase in accounts payable	(30,670)	68,553
Increase in accrued expenses	393,317	—
Decrease in deferred revenue	(5,712)	—
Net Cash Used In Operating Activities	(1,768,965)	(333,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	229,312	—
Due from related party	(242,699)	—
Purchase of equipment	(155,879)	(26,270)
Net Cash Used In Investing Activities	(169,266)	(26,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(2,437)	—
Capital lease payments	(13,114)	—
Proceeds from note payable	100,000	—
Repaymnet of note payable	(100,000)	—
Proceeds from issuance of common stock	3,102,033	366,501
Net Cash Provided By Financing Activities	3,086,482	366,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,148,251	7,014

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,148,251	7,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$2,140	$—
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
RESTATED (NOTE 3)
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

Ocean West Enterprises, Inc. (“OWE”) is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. OWE income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. OWE also generates revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan.

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

The consolidated financial statements include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., Ocean West Enterprises, Inc., Askmenow, Ltd, and InfoByPhone, LLC. Intercompany accounts and transactions have been eliminated in consolidation. Ocean West Holding Corporation and its wholly-owned subsidiaries InfoByPhone, Inc., Ocean West Enterprises, Inc., Askmenow, Ltd., and InfoByPhone, LLC. are hereinafter referred to as (the “Company”).

(B)	Revenue Recognition

Revenue from mortgage loan service is recognized over the service period. The Company bills for its services one year in advance. All prepaid annual services revenue is deferred and recognized over the service period. Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned. The Company was not required to repurchase any loans for the quarter ended September 30, 2005. Management performs a quality control review of each file before funding the loan to ensure that the loan met investor guidelines for purchase. Additionally, all loans were reviewed by the purchasing investor prior to purchase to verify program eligibility.

(C)	Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(D)	Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company’s reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

(E)	Concentration of Credit Risk

For the quarter ended September 30, 2005, one buyer purchased 80% and a second buyer purchased 12.5% of loans funded.

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

(J)	Mortgage Loans Held For Sale

Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of September 30, 2005 there was no valuation allowance required as cost was estimated not to exceed market value. Loans are analyzed on a quarterly basis as to their collectibility from then guidelines imposed by each lending facility.

(K)	Mortgage Servicing

The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights (“MSRs”) is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities (“MSLs”) is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of September 30, 2005. Amortization expense related to mortgage servicing rights for the quarter ended and nine months ended September 30, 2005 was $1,608 and $4,824, respectively.

(L)	Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $2,613,400, which expires at various dates through 2025. The Company has recorded a reserve of $888,556 against the deferred tax asset due to the Company having no profitable operating history. The reconciliation between the statutory federal rate of 34% and the effective federal income tax rate of 0% is an increase to the valuation allowance for the net operating loss carryforward of $408,543 during the nine months ended September 30, 2005.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

(M)	Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss). As of September 30, 2005, the translation adjustment is not material.

(N)	Loss Per Share

The Company has adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at September 30, 2005 were 2,403,123 and 483,123, respectively. There were no dilutive securities outstanding for the period ended September 30, 2004.

(O)	Business Segments

The Company operates in two segments, mobile devices and mortgage banking divsions.

(P)	Stock Based Compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees” and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” which requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as if SFAS 123 has been adopted.

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

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

(R)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS Nos. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 3. RESTAMENT OF FINANCIAL STATEMENTS

The financial statements for the three and nine months ended September 30, 2005 have been restated due to the Company determining that the spin-off of Ocean West Enterprise had not occurred until approved by the SEC. The Company recorded the operations in accordance with SFAS 144 paragraph 27.

NOTE 4 PROPERTY AND EQUIPMENT

At September 30, 2005 property and equipment consisted of the following:

Computer equipment	$1,128,759
Office furniture	178,281
Leasehold improvements	117,319
Software	23,458
Transportation	12,000
Less accumulated depreciation	(1,155,329)
$304,488

Depreciation expense for the periods ended September 30, 2005 and 2004 were $38,622 and $2,485, respectively.

NOTE 5 DUE FROM RELATED PARTY

On July 1, 2006 the Company advanced cash of $242,699 to the majority shareholder of OWE. Such amounts will be used to fund OWE through the date the spin-off is completed.

NOTE 6 ORIGINATED MORTGAGING SERVICING RIGHTS

A summary is as follows:	September 30,
2005
Balance, beginning of period	$35,979
Additions, net	—
Amortization	4,824
Balance, end of period	$31,155

The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2005. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

NOTE 7 LOANS HELD FOR INVESTMENT

During the quarter ended September 30, 2005, three loans totaling $327,700 were classified as Loans Held for Investment. The loans were re-classed from Mortgage Loans Held for Sale to long term because the Company was unable to sell them in the short term and it was felt that if the Company could hold them long enough to build a repayment history they would be more marketable.

The Company considers loans for impairment quarterly under SFAS 114 - Accounting by Creditors for Impairment of a Loan, SFAS 118 - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, and SFAS 5 - Accounting for Contingencies.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

SFAS 114 addresses the accounting by creditors for impairment of certain loans and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 amends FASB Statement No. 5, Accounting for Contingencies, to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. As required by SFAS 114, the Company applies its normal loan review procedures in making that judgment. Pursuant to SFAS 118, the Company uses existing methods for recognizing interest income on impaired loans.

NOTE 8 WAREHOUSE LINES OF CREDIT

At September 30, 2002, the Company had a $15,000,000 mortgage loan purchasing warehouse line with First Collateral Services, collateralized by the related mortgage loans receivable with a carrying value of $18,927,137 at September 30, 2002. Interest was due monthly at the bank reference rate plus an established percentage (totaling 4.3% at September 30, 2002). At September 30, 2002, the outstanding balance under the warehouse line of credit was $18,226,626. First Collateral ceased providing Ocean West funds under the line effective April 30, 2003. The remaining balance on the line ($440,758 at September 30, 2005) is being same paid off as the loans securing the line are sold.

The Company has a line of credit with Provident Consumer Financial Services which is $8,000,000 and Warehouse One which is $5,000,000. Due to an event of default resulting from the reduction of its net worth the Company has paid their respective balances in full, $1.2 miilion to Provident and $336,000 to Warehouse One. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minmum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of September 30, 2005 the stockholders’ defecit of the Company was $(956,708), per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that the Company may lose the credit facility at any time, which would cause a negative impact on the way the Company does business and a material adverse effect on the Company's results of operations and financial condition.

Interest expense incurred under the warehouse lines of credit is included in revenue from origination and sale of mortgage loans and commissions, net on the statement of operations.

NOTE 9 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

A summary of long-term debt is as follows:

September 30, 2005
Note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.	$35,000
Note payable to a related party, originally bearing interest at 24% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.	50,000
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due December 1, 2003. (A)	182,626
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2004.	185,000
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due November 1, 2003. (A)	250,000
Note payable to an individual, bearing interest at 10% per annum, payable in monthly interest and principal installments of $2,193.93 with all unpaid principal and interest due December 31, 2019.	148,363
Note payable to former stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June 30, 2008.	45,000
Note payable to former stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017.	249,232
Note payable to Indy Mac, bearing interest at 0% per annum payable in monthly payments of $12,500 with all unpaid principal due October, 2005	126,428
1,271,649
Less current maturities	(740,126)
$531,523

(A)	These loans have not been paid as of their due dates. Management is in the process of negotiating extended terms.

Interest expense for the nine months ended September 30, 2005 was $39,117.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 10 PROMISSORY NOTE

The Company received $100,000 under a secured promissory note dated March 15, 2005. The note bears interest at 16% per annum. The note was fully paid as of September 30, 2005.

NOTE 11 STOCKHOLDERS’ EQUITY

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of September 30, 2005, the Company had no preferred stock outstanding.

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

In July, 2005, the Company completed a private placement of its securities the Company had sold 10,666,669 shares of the Company’s Common Stock (the “Shares”) for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash plus, the placement agent also received shares of Common Stock equal to 10%, and a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. The proceeds received in this Offering will first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to an unaffiliated third party. The remaining proceeds from this Offering will be used for research and development, marketing and for working capital and general corporate uses.

The Company has 448,420 outstanding warrants to purchase shares of common stock of the Company at prices between $0.25 and $1.25 per share, which are currently in dispute (See note 11).

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 12 STOCK OPTION PLAN

Under the 2005 Management and Director Equity Incentive Stock Option Plan, the Company may grant incentive stock options to its employees, officers, directors, and consultants of the Company to purchase up to 2,000,000 shares of common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company’s stock on the date of grant, and the options’ maximum term is ten years. Options are granted at various times and vest over various periods.

During June 2005, the Company granted 821,000 stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company’s net loss would have changed to the pro-forma amounts indicated below.

2005
Net loss available to common shareholders
As Reported	$(3,510,658)
Pro Forma	(3,532,527)

Basic and diluted loss per share
As Reported	$(.31)
Pro Forma	(.31)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 52%; risk-free interest rates of 4.125%, expected lives of one year.

A summary of the status of the Company’s fixed stock option plan as of September 30, 2005 and the changes during the periods then ended is presented below:

		Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	—	$—
Granted	1,920,000.70
Outstanding at September 30, 2005	1,920,000	$.70

Options exercisable at September 30, 2005	822,200
Weighted average fair value of options granted to employees during period ended September 30, 2005	$.70

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at September	Contractual	Exercise	at September	Exercise
Price	30, 2005	Life	Price	30, 2005	Price

$ .70	1,920,000	5.0	$.70	822,200	$.70

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

Litigation

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s wholly-owned subsidiary OWE. The former principals of OWE did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans. Such amounts have been recorded in accrued liabilities at June 30, 2005.

The Company has received a claim from the former CEO of the Company. The CEO was employed by the Company under an employment agreement dated September 1, 2004. The CEO was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. The CEO claim is for a breach of contract alleged to have occurred in late 2004 under the control of prior management and for prior management failure to advise the Company’s shareholders of the sale of OWHC until after the Closing. The Company has not accrued any amounts due to the former CEO and intends to vigorously defend itself.

The Company has been advised by an accountant for Consumer Direct of America ("CDA"), the Company's former principal stockholder, that there are at least 448,420 outstanding warrants to purchase shares of common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Closing. Included in there warrants are 300,000 warrants exercisable at $0.25 per share through August 25, 2007. The alleged holder of these warrants, Remsen Funding Corporation has filed a lawsuit against the Company (06 CV 609) in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

The Company will pursue all avenues to make sure it is made whole for the above misrepresentations and omissions, however, there can be no assurance the Company willl not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, CDA, and their affiliates.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 14 BUSINESS SEGMENTS

The Company has two operating segments. They are organized internally primarily by the type of services performed. The Company’s two operating segments include mobile devices division and its mortgage banking company. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

	InfoByPhone	Ocean West Enterprises	Total
2005
Revenue	$9,674	$343,400	$353,074
Depreciation and amortization	7,708	40,992	48,700
Net income (loss)	(3,045,536)	(465,122)	(3,510,658)
Assets	$1,411,700	918,468	$2,329,168
Capital expenditures	$155,879	—	$155,879

For the nine months ended September 30, 2004 the Company only operated InfoByPhone

NOTE 15 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,510,658, a working capital deficiency of $1,113,193, a stockholders’ deficiency of $956,708 and used cash in operating activities of $1,768,965. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $410,000 per month to launch our product. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 16 SUBSEQUENT EVENTS

In November, 2005 the Company entered into a separation agreement with a former employee. The Company agreed to issue the former employee 10,000 shares of common stock with a fair market value of $45,100 and cash of $6,923.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

General

InfoByPhone, Inc., a wholly-owned subsidiary of Ocean West Holding Corporation, is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow(TM) Service (the “Service”). The Service is a new mobile information content service which users of any mobile device with text messaging/SMS or email capability, can use to call, email, or text message (SMS) questions, provided they have registered at our website to use our service. An answer is then text messaged or e-mailed back to the consumer’s mobile device, usually within a matter of minutes.

Using proprietary methods that are patent pending, the Service has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, director assistance, and random trivia(literature, history, science, etc.).All information is researched on the Internet, we currently do not use sources other than the Internet for answers. Once information is accessed from third party strategic partners or Internet Search Engines, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and quickly emailed or text messaged back to the user. We provide two basic services for our customers, one that permits a wide range of questions to be asked for free, such as 411 directory service, directions, weather, stock quotes, sport scores, flight times, shopping comparison, movie times, astrology information and news. These questions are asked through designed templates that direct the end user to specify the information requested in the appropriate content category, either through our voice portal or by texting us the request from a downloaded application. The second service is our AskMeAnything feature, for a charge of $.49 billed directly through your cellular carrier, the user can ask any question that cannot be asked in the free service. These questions can also be asked through our voice portal or be texting the request through our downloaded application. We anticipate increasing the content categories for our free questions in the future.

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

Ocean West Enterprises ("OWE") is a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. OWE income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan.

 Pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc., a recently formed unaffiliated Delaware corporation with no substantial assets, purchased 100% of the capital stock of OWE.

Reverse Merger

Pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 5, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone (“Exchange Agreement”) effective June 6, 2005, the Company acquired InfoByPhone, Inc., a Delaware corporation, in a reverse merger pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired (i) all of the issued and outstanding shares of common stock of InfoByPhone in exchange for an aggregate of 6,000,000 shares of authorized, but unissued, shares of common stock, par value $0.01 of the Company, which together with the 500,000 shares issued as a finder's fee then constituted approximately 56% of the capital stock of the Company.

Forward-Looking Statements

Statements in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicted in any such forward-looking statement include our ability to raise additional capital, ability to attract and retain customers, ability to monetize our products, ability to continue to lower our costs, our timely development and customers’ acceptance of our products, including acceptance by key customers, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions; adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “belies”, “belier”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements continued herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE 3-MONTH PERIODS ENDING SEPTEMBER 30, 2005 AND 2004, THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005, AND THE PERIOD JANUARY 7, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

We reported sales of $164,119 and $353,074 for the three and nine months ended September 30, 2005, as compared to $1,270 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The increase in our sales was due to the Company rolling out its service on a subscription basis in its mobile services division and sales in our mortgage services division.

Research and Development expenses have increased to $66,251 and $108,107 for the three and nine months ended September 30, 2005, as compared to $33,983 and $65,559 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. This increase was a result of the Company’s continued development of its services and products in its mobile services division.

Cost of revenue have increased to $291,089 and $512,253 for the three and nine months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company has incurred significant costs in its mobile services division as it implements its services. Most of the costs are derived from its call center in the Philippines and amounts paid to third party content providers.

General and administrative costs have increased to $566,006 and $1,052,122 for the three and nine months ended September 30, 2005, as compared to $141,272 and $171,299 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company is incurring additional expenses as it implements its business plan in its mobile services division.

Professional fees have increased to $300,223 and $442,248 for the three and nine months ended September 30, 2005, as compared to $41,314 and $86,650 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Most of these costs are legal and accounting associated with the Company’s merger and private placement of securities.

Payroll expense has increased to $269,577 and $482,804 for the three and nine months ended September 30, 2005, as compared to $80,757 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company has begun to staff up its operations in anticipation of increased operations in its mobile services division.

Interest expense has increased to $34,973 and $39,117 for the three and nine months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004.

Interest expense is primarily a result of the debt associated with OWE.

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

We reported a net loss of to $1,602,377 and $3,510,658 for the three and nine months ended September 30, 2005, as compared to $296,056 and $402,995 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 2005, AS COMPARED WITH SEPTEMBER 30, 2004

Net cash used in operating activities increased to $1,768,965 for the nine months ended September 30, 2005 as compared to $333,217 for the period January 7, 2004 (Inception) to September 30, 2004. Included in this increase was:

O	an increase of $3,107,663 in our net loss,

O	an increase of $1,226,981 in stock compensation issued for services and consulting

O	an decrease of $(30,670) in accounts payable, and

O	an increase of $393,317 in accrued expenses.

Net cash used in investing activities were $169,266 for nine months ended September 30, 2005 and $26,270 for the period January 7, 2004 (Inception) to September 30, 2004. The Company purchased computer equipment and furniture. Net cash provided by financing activities were $3,086,482 for the nine months ended September 30, 2005 compared to $366,501 for the period January 7, 2004 (Inception) to September 30, 2004. During the nine months ended September 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

In July 2005, the Company raised $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the “Offering”). As of July 31, 2005, the Company had sold 10,666,669 shares of the Company’s Common Stock for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash, plus the placement agent also received shares of Common Stock equal to 10% of all shares sold for a total of 1,066,710 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should also be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each respective selected dealer. The proceeds received in this Offering were first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to an unaffiliated third party. The remaining proceeds from this Offering are being used for research and development, marketing and for working capital and general corporate uses.

We had a working capital deficit of $1,113,193 at September 30, 2005 and cash on hand of $1,148,251. At September 30, 2004, we had a stockholders’ deficit of $956,708.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004, contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses working capital deficiency, stockholders’ deficiency and cash used in operations.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”“ SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005.

In February 2006, we restated our Consolidated Balance Sheet (unaudited) at September 30, 2005 and our Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2005 and Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2005 which appeared in our Quarterly Report on Form 10-QSB for the period ended September 30, 2005, as previously filed with the Securities and Exchange Commission. These restatements were made to reflect the spin-off of Ocean West Enterprises had not occurred until approved by the SEC. The Company recorded the operations in accordance with SFAS 144 paragraph 27.

As a result of these restatements, the operations of Ocean West Holding Corporation have been included in current operations. Because of these accounting errors, our Chief Executive Officer previously determined that a deficiency in internal controls existed at September 30, 2005, related to the operations of Ocean West Holding Corporation. Subsequent to the restatements, our management has taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above.

Our Chief Executive Officer, who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer has concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Other than the changes discussed above, based upon the foregoing evaluation there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this report, there are no legal proceedings against the Company other than as set forth below. No governmental agency has instituted any proceedings or served the Company with any complaints. However, the Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s wholly-owned subsidiary OWE. The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans. Such amounts have been recorded in accrued liabilities at September 30, 2005.

The Company has received a claim from the former CEO of the Company. The CEO was employed by the Company under an employment agreement dated September 1, 2004. The CEO was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. The CEO claim is for a breach of contract alleged to have occurred in late 2004 under the control of prior management and for prior management failure to advise the Company’s shareholders of the sale of OWHC until after the Closing. The Company has not accrued any amounts due to the former CEO and intends to vigorously defend itself.

The Company has been advised by an accountant for CDA that there are at least 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Closing. Included in these warrants are 300,000 exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation has filed a lawsuit against the Company (06 CV 609) in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for “piggyback” registration rights and seeks to have the company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

The Company will pursue all avenues to make sure it is made whole for the above misrepresentations and omissions, however, there can be no assurance the Company will not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, Consumer Direct of America, the Company’s former principal shareholder, and their affiliates under both the Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended September 30, 2005, were previously reported on Form 8-K.

As of July 31, 2005, the Registrant had sold 10,666,669 shares of its Common Stock (the “Shares”) for total gross proceeds of $3,200,000 in a private placement of its securities, on a best efforts, $750,000 minimum, $3,200,000 maximum basis (the “Offering”). The Registrant received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% Commission equal to $320,000, a 3% Non Accountable Fee of $96,000, as well as other transaction expenses payable by the Registrant.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Schedule 14C Preliminary Information Statement filed on January 25, 2006, has not been finalized and mailed.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-QSB/A Amendment No. 1.

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

Dated: February 16, 2006	Ocean West Holding Corporation

	By:	/s/ Darryl Cohen
Darryl Cohen, Chief Executive Officer
(Principal executive officer and Principal financial officer)

Ocean West Holding Corporation

Quarterly Report on Form 10-QSB/A
Quarter Ended September 30, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.