Form 10KSB
period 2005-12-31
OCEAN WEST HOLDING CORP
filed 2006-04-19
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

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

                          26 Executive Park, Suite 250
                                Irvine, CA 92614
                    (Address of principal executive offices)

                    Issuer's telephone number: (949) 861-2590

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

                     Common Stock, $0.01 par value per share

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenues for its most recent fiscal year ended December 31, 2005 were $10,838.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 11, 2006 was $31,945,743.

      The number of shares outstanding of each of the issuer's classes of common equity as of April 15, 2006 was: 26,026,612.

      Transitional Small Business Disclosure Format Yes |_| No |X|

                                TABLE OF CONTENTS

PART I                                                                         4
        Item 1.    Description of Business                                    22
        Item 2.    Description of Property                                    23
        Item 3.    Legal Proceedings                                          23
        Item 4.    Submission of Matters to a Vote of Security Holders        23
PART II                                                                       24
        Item 5.    Market for Common Equity and Related Stockholder Matters   24
        Item 6.    Management's Discussion and Analysis or Plan of Operation  28
        Item 7.    Financial Statements                                       42
        Item 8.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        43
        Item 8A.   Controls and Procedures                                    43
        Item 8B.   Other Information                                          44
PART III                                                                      44
        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
                   Act                                                        44
        Item 10.   Executive Compensation                                     45
        Item 11.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                 48
        Item 12.   Certain Relationships and Related Transactions             49
        Item 13.   Exhibits                                                   49
        Item 14.   Principal Accountant Fees and Services                     51
SIGNATURES                                                                    53

      Unless the context requires otherwise, references in this Annual Report to "we," "us," "our" and "our Company" refer to Ocean West Holding Corporation ("Ocean West") and, unless the context indicates otherwise, includes Ocean West's wholly-owned subsidiaries, InfoByPhone, Inc. and InfoByPhone, LLC (collectively, "IBP").

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR COMPANY

      Ocean West was originally formed in Delaware on August 15, 2000, as the holding company of Ocean West Enterprises, Inc. ("OWE"), a California corporation. The holding company received all of the shares of OWE in exchange for shares of its stock effective March 11, 2002. OWE was incorporated in November 1988 in the State of California and is engaged in the business of mortgage banking/brokering, operating under the name of Ocean West Funding. OWE assumed and the Company assigned to OWE all liabilities of the Company pursuant to an Assignment and Assumption of Liabilities Agreement dated as of May 23, 2005 ("Assignment and Assumption Agreement"). Consumer Direct of America ("CDA"), then the Company's principal shareholder, jointly indemnified and held harmless the Company from all of such liabilities. Pursuant to the terms and conditions of the Securities Exchange Agreement and Plan of Reorganization dated as of April 4, 2005 (the "Exchange Agreement"), described below, the Company agreed to spin-off or otherwise dispose of OWE and for InfoByPhone ("IBP") to become the sole operating business of the Company. Pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc. (the "Buyer") a recently formed unaffiliated Delaware corporation with no substantial assets, purchased 100% of the capital stock of OWE (the "Purchased Shares"). The Buyer paid $1.00 for the Purchased Shares, and acknowledged that pursuant to the Exchange Agreement, OWE had previously assumed all liabilities and obligations of the Company. IBP was originally organized as an Ohio limited liability company on January 7, 2004. On June 18, 2004, IBP merged with and into the Company.

      Please see the "Risk Factors" section commencing on page 32 for more information concerning the risks of investing in our Company.

THE REVERSE MERGER TRANSACTION

      The closing of the Exchange Agreement occurred on June 6, 2005 (the "Closing"). Effective at the Closing, or shortly thereafter, the Company acquired IBP, a Delaware corporation, in a reverse merger pursuant to which IBP became a wholly-owned subsidiary of the Company, as (i) the Company acquired all of the issued and outstanding shares of IBP in exchange for 6,000,000 shares of authorized, but unissued, shares of common stock of the Company, par value $.01, which together with 500,000 shares issued to Vertical as a finder's fee constituted approximately 56% of the capital stock of the Company, (ii) the existing directors of the Company, Marshall Stewart and Daryl Meddings, agreed to resign 10 days after the mailing of the Company's Schedule 14f-1, on July 18, 2005, and the two director designees of IBP joined the Company (the "Designated Directors"), (iii) the existing officers of the Company resigned and were replaced by the officers of IBP, (iv) neither IBP nor the Company had any debt or liability, and IBP had no less than $750,000 cash or cash equivalents and (v) the Company agreed to dispose of OWE.

      Notwithstanding the above-described representation and warranty in the Exchange Agreement that the Company had no debt or liability as of the Closing and the assumption of all liabilities by OWE and the indemnity from CDA, the Company has been advised of various undisclosed claims and potential liabilities, all of which have been disclosed under "Item 3. Legal Proceedings." The Company will pursue all avenues to make sure it is made whole for such misrepresentations and omissions, however, there can be no assurance the Company will not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, CDA, and their affiliates under both the Exchange Agreement, and the Assignment and Assumption Agreement.

      The Company completed an equity offering, on a best efforts basis for the aggregate maximum purchase amount of 10,666,666 shares at $.30 per share of common stock, or an aggregate maximum purchase price of $3,200,000, as amended (the "Offering"), all of which was raised as of July 31, 2005. Thus, combining the 10,666,666 shares from the Offering and the 6,000,000 shares from the Exchange, ultimately, 16,666,666 restricted shares of Common Stock were issued and the Company agreed to register them all exclusive of the 1,066,710 placement agent's shares. All of the foregoing is hereinafter referred to as the "Transaction."

KARRELL PTY LIMITED

      As of March 10, 2006, the Company executed a Stock Exchange Agreement (the "Stock Exchange Agreement") with Karrell Pty Limited (the "Karrell"), an Australian corporation, and certain shareholders of Karrell (the "Karrell Shareholders"). Karrell, the holding company for a licensed Australian wagering services company, Capital Play Pty Limited, provides access to North American pari-mutuel horse racing pools for its customers. Capital Play delivers new and exciting products specifically designed for professional and consumer wagering enthusiasts. Capital Play has built much of its success on the Global Betting Gateway (GBG), a highly scalable interface into some of the world's largest pari-mutuel wagering pools. Pursuant to the Stock Exchange Agreement, the Karrell Shareholders have agreed to exchange, and the Company has agreed to acquire (the "Karrell Exchange") no less than 90% of the outstanding share capital of Karrell (the "Karrell Shares") for up to twenty million (20,000,000) shares of common stock of the Company, par value $.01 per share (the "Ocean West Shares"), subject to adjustment under certain circumstances. The Company is seeking to purchase 100% of the Karrell Shares and will use its reasonable efforts to purchase all shares prior to the closing date. The Company has agreed to make a capital contribution to Karrell of $4 million dollars in cash.

      Pursuant to the Stock Exchange Agreement, the Company and the Karrell Shareholders have agreed, among other things: (i) to execute an escrow agreement pursuant to which (a) up to ten million (10,000,000) Ocean West Shares are subject to an escrow (the "Escrow Shares"), based on Fiscal 2006 performance and two million (2,000,000) of such Escrow Shares are also subject to a 12 month escrow based on Karrell's indemnity for its representations and warranties and the Company's sole recourse against Karrell, Karl J. O'Farrell and the other Karrell Shareholders shall be against the Escrow Shares and not against any Karrell Shareholder; (ii) that Karl J. O'Farrell, Chief Executive Officer of Karrell, shall be elected by the Company's Board of Directors as a member of such Board as of the closing date of the Karrell Exchange and if at any time thereafter, the Company shall increase the size of its Board of Directors beyond four directors Mr. O'Farrell shall be entitled to designate a second director to the Company's Board of Directors; (iii) that the Company shall have authority to appoint 50% of Karrell's Board of Directors, subject to compliance with Australian law; (iv) the parties intend that the Karrell Exchange qualify as a tax-free reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986; and (v) that the Karrell Exchange qualify for scrip for scrip roll-over relief for Australian income tax purposes for Karrell's existing Australian shareholders (under Subdivision 124-M of the Australian Income Tax Assessment Act 1997).

GENERAL

      AskMeNow(TM) is a division of InfoByPhone, Inc., a wholly owned subsidiary of Ocean West Holding Corporation. It is a communications technology company, dedicated to optimizing the use of mobile cellular devices to improve individual productivity and efficiency, providing users with easier access to information regardless of location.

      AskMeNow(TM) is a new mobile information content service that provides the answer to virtually any question one can ask from anywhere and at any time. AskMeNow(TM) presently enables users of any mobile device with text messaging/SMS or email capability, to call, email, or text message (SMS) in questions. The accurate, detailed answer is text messaged or e-mailed back to the consumer's mobile device, usually within a matter of minutes. Unlike similar existing services, AskMeNow(TM) provides users a nearly effortless means to getting one concise answer to almost any question they can ask from anywhere and at anytime.

      Using proprietary software and proprietary methods, that are patent pending, the Service has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, real time stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.). All information is researched on the Internet. Once information is accessed from third party strategic partners or Internet Search Engines, it is refined to a format suitable for easy reading on the screen of a user's mobile device and quickly emailed or text messaged back to the user. These strategic partners include leading content providers such as Cinema-source.com, Flytecomm.com, 411.com, Hotels.com, Maps.com, Shopping.com, SportsNetwork, Astrology.com, Stub Hub.com, Custom Weather, Comtex, Alpha Trade, Baseball-Almanac.com, Distributive Networks and ESPN.

      We provide two basic services for our customers in the United States, one that permits a wide range of questions to be asked for free, such as 411 directory service, directions, weather, stock quotes, sport scores, flight times, shopping comparison, movie times, astrology information and news. These questions are asked through designed templates that direct the end user to specify the information requested in the appropriate content category, either through our voice portal or by texting us the request from a downloaded application. The second service is our AskMeAnything feature, for a charge of $.49 billed directly through your cellular carrier, the user can ask any question that cannot be asked in the free service. These questions can also be asked through our voice portal or be texting the request through our downloaded application. We anticipate increasing the content categories for our free questions in the future. We also expect to generate revenue from our customers purchasing ring tones, wallpaper, games and other items. We also provide the same question answering service in Canada through a licensed relationship with Roger's Wireless, Inc whereby they are currently charging $.75 per question. Dependent upon the country where our service is offered, charges may vary.

      AskMeNow(TM) service offers a more precise mobile option to searching for information. Where current queries of search engines produce hundreds of results, AskMeNow(TM) returns each query with a single, specific answer. AskMeNow(TM) eliminates the difficult task for many cell phone users to "Internet Browse" by providing the answers to questions without having to access the internet.

      AskMeNow(TM) makes its incredibly easy for customers by offering every possible way to ask a question -

            o     If you are driving or can't type, then call
            o     If you are in a meeting or can't talk, then email or SMS

      AskMeNow(TM) is accessible anytime and anywhere, through every possible way technology allows people to communicate via a mobile device.

      AskMeNow(TM) offers the only simple to learn, easy to use process for asking questions and receiving answers on a mobile device.

      AskMeNow(TM) has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.) AskMeNow(TM) operates utilizing our proprietary technique to process the questions. Through our specially designed system of technologies and methodologies, we are able to secure data from our strategic content partners to provide prompt responses to user's questions. Once the information is accessed, it is refined to a format suitable for easy reading on the screen of the user's mobile device and quickly emailed or text messaged back to the user.

      Questions asked utilizing our template formats', either by text or calling is free. Any questions asked in free form, unable to adhere to our template formats, are charged a fee. Free questions texts into our system are answered automatically through an Extended Markup Language ("XML") integration with no human intervention in a matter of seconds. Certain questions called in to our Interactive Voice Response ("IVR") system may require human help to format for an automatic response; this may delay an answer by 10-30 seconds. As our IVR System becomes more mature, many of the voice questions will be handled fully automatically with the help of voice recognition technology and other software and operational improvements. All free form questions are answered using a combination of our proprietary software and live research specialists. Our researchers are hired, trained and managed in our own facility in Manila, Philippines.

      The business model for AskMeNow(TM) consists of many revenue streams: advertising fees from the companies who will use our service to market their brands to highly targeted end-users, premium service charges for advanced question answering and a variety of value-added services, direct marketing of products such as ringtones and wallpaper, and fees for providing access to Enterprise information. In some cases, fees are collected directly by AskMeNow(TM) and others are billed through their phone service, content providers or licensed distributors.

      Further, we are already under contract with a letter of understanding with a nationally recognized television content brand to supply back end answering capability for a new phone which is to be released under their brand name. Also, we have already signed a memorandum of understanding with Cornershop Entertainment for distribution rights for our service in India. These opportunities are expected to help create incremental revenue to our core business.

      We are beginning to drive demand for our service from the consumer side utilizing media, including a television advertising campaign as well as 3rd party distributors including cellular resellers and ISP's. We are currently in discussions with Cellular phone manufacturers and Cellular Carriers in North America and elsewhere to provide distribution of our service. Efforts are underway to expose the AskMeNow(TM) product via a strong public relations and marketing campaign that has launched in unison with the TV campaign. We have initiated a Co-Marketing campaign with Avis Car Rental and anticipate many more opportunities to distribute our service through Co-Marketing and Affiliate Programs.

      The industry of information and technology is rapidly expanding and AskMeNow(TM) seeks to use its management's resources and know-how, coupled with superior ideas and technology, to become a leader in its field and a highly profitable service used by millions of people.

INDUSTRY

      The growth of new technologies in recent years has resulted in a shift in our rapidly changing society as the need and desire for accessibility to information expands. It is no longer acceptable to make an airline reservation from 9am-5pm by calling a travel agent; nowadays we expect to have access 24/7 to multiple mediums (e.g. -Internet, 800#, etc.) that will provide us with all of the necessary information for booking a flight. This is a trend that is not limited to the travel industry. Sports fans do not wait for their local news to broadcast the score of their favorite team's game, they see it scrolling across the bottom of the television screen, or posted on their favorite websites, or have the score alerts sent to their mobile device. Investors do not wait for the morning paper to check stock quotes, they see them streaming across CNBC or showing up in real time on their computer screens.

      Fueled by technology's impact on the hunger for information, the Internet is now being surfed by millions of people at any given time, with over 51% of Americans signing on daily(1). Millions of people perform searches each hour and millions more send emails each day, and these numbers continue to grow, as nearly 3/4 of American households now have Internet access at home, a 7% growth since October 2003(2). To be able to stay in constant contact, over 200 million American's now own cell phones, with nearly four out of five American households now having a wireless phone, an 8% growth over the last 17 months. Wireless users are expected to send almost 50 billion text messages in 2005, making mobile SMS an estimated $2 billion industry, with thousands more purchasing new phones daily(3).

      The move from the television screen to the computer screen is taking the obvious progression to the Third Screen, and AskMeNow(TM) seeks to be at the forefront of this shift. The competition among cellular carriers has resulted in a near saturation and a bottom line for offerings and pricing of mobile phone calling, which is highly evident in the heightened carrier concentration experienced in recent months. The newest trend for mobile device makers and distributors is data and content. Ring tones, wallpaper, email, and mobile web browsers, have all seen great rises in users and monetary value in recent times as the market sees a shift from simple cell phones to fully portable multi-media mobile devices. Over 58% of mobile subscribers use their device for something other than making phone calls, with users utilizing their device to play games, take and share pictures, download ring-tones, and enter web browsers. Of those who used their device to go online, 57% sought weather info, 41% accessed maps and directions, 44% looked up news and sports scores, and 40% checked movie and entertainment listings. A large percentage of users are communicating through text messages - 52% subscribers age 25-34, 37% of subscribers age 35-44 and 68% of subscribers age 18-24 sent or received text messages regularly(4).

      As a cutting edge technology that has become common place, mobile phones reach an audience that crosses all demographics and age groups, although early adoption of new mobile applications and devices is heaviest amongst the younger, more tech savvy age groups that are highly sought after by marketers. Nearly half of 12-14 year olds own a cell phone, up almost 300% since February 2002, and almost 3/4 of 15-18 year olds carry a mobile device. A majority of these younger users are interested in multifunction cell phones that offer greater access to different types of media, including cameras, MP3 players, etc.(5) Americans in general are searching for more ways to access more information at all times, as consumers' spending for online content grew by 14% to $1.8 billion in FY2004.(6)

            ----------------------------
(1) 2005 Media Comparison Study. MediaCenter, 22 March 2005.
(2) Kelsey Group - Constat Inc Research Study, 23 March 2005.
(3) Local Mobile Search - Hold the Phone. C-Net, 10 March 2005.
(4) Mobile phones are for more than phoning' (M:Metrics Benchmark Report) - Center For Media Research, 23 March 2005.
(5) NOP MKids Study. NOP World Technology, 10 March 2005.

      Forward thinking marketers are already starting to see the potential for getting their message out in highly targeted ways through new emerging mediums. As total US ad spending rose 9.8% in 2004 to $141.1 billion(7), online advertising saw its highest ever yearly spend of $9.6 billion, and an unparalleled 32% increase year-to-year.(8) The strongest growth amongst the online advertising sector has been in advertiser paid-search, which now makes up 36% of all US online advertising, and is expected to grow by 24% per year over the next five years.(9) Prices for a Paid Search(10) have also seen a significant rise, up approximately 20%. Where only a few years ago advertisers would have paid an average of $.50 to $2.00 for top of the page listings for key search terms, prices have escalated to approximately $25.00 per click.(11) Marketers are beginning to realize the value of contextually supplying messages and furthering it with the ability to reach their highly targeted users anywhere and anytime via their mobile devices. One out of four college students has reported receiving an ad on their mobile device(12), which is a number that will grow exponentially in the coming months and years.

      The industry of technology and information is on the rise and at a point where medium convergence and shifts in thought paradigm necessitate individuals' ability to access vast arrays of information with the simple push of a button while on the move in a matter of moments. We believe that the convergence of increasingly sophisticated, data-enabled cellular phones, the demand for useful content and the absence of any direct competitor will be a unique opportunity to create our niche within the market and establish our company as the industry standard.

PRODUCTS & SERVICES

      This societal paradigm shift and reliance on technology to make greater amounts of information more readily accessible opens the door for a mobile application like AskMeNow(TM). We are a services based company, focused on increasing the productivity of individuals by enhancing the functionality of mobile devices. Our AskMeNow(TM) product is a service that allows consumers to easily use their mobile device to access a world of information with a simple phone call, email, or text message. In today's world, there is a direct correlation between access to information and productivity, and AskMeNow(TM) seeks to provide more information to the mobile user making them more productive than ever before.

      AskMeNow(TM) is the only service that combines the basic products and services already offered by online search engines, mobile carriers, and wireless applications, into one concise product. We believe AskMeNow(TM) surpasses each of the other offerings by creating a synergy that empowers the consumer with the ability to access a world of information through a simple call, text message or email, thus providing one of the most effective and comprehensive resources available today for the busy mobile individual.

            ----------------------------
(6) Online Publishers Association / ComScore Media Metrix, 10 March 2005.
(7) TNS Media Intelligence Report, 8 March 2005.
(8) Interactive Advertising Bureau Report, 22 February 2005.
(9) Merrill Lynch Equity Research, 21 March 2005
(10) A "paid search" refers to the method of buying and selling advertising space that is sold as an attachment to Internet searching.
(11) Search Advertising's Success Finds Rates Rising Rapidly. Yahoo! News, 24 March 2005.
(12) Ball State University Study on Wireless Messaging. Michael
Hanley, February 2005.

      AskMeNow(TM) is able to process these requests quickly, painlessly, and accurately for the consumer, leaving them free to perform other tasks - such as conducting a meeting, driving, making phone calls, or running through terminals.

      ASKMENOW(TM) BASIC

      AskMeNow(TM) Basic, a free service in the U.S. available for users of any mobile device equipped for text message or email is a simple, automated answering service. Users, who sign up through our website, IVR or through a licensed distributor of our service, may choose to phone, text message, or email in their question directly to our research center. Currently we have developed the AskMeNow(TM) Basic downloadable template for almost all Blackberries and are currently working to develop versions of the template for more phones and devices.

      The template creates a framework for questions in the most commonly asked information verticals(13) - Directory Assistance, Weather, Stock Quotes, Directions, Sports Scores, Movie Times, Dictionary, Flight Information, shopping, restaurants, horoscopes and news. Under each category the user is prompted to enter the exact information needed to give them an accurate response. For example, weather requires a zip code or city and state, stock quotes requires a ticker symbol and the traded market, and sports scores require the league and the team name. Once the correct information is entered into the template, the user simply pushes send and an email or text message (depends on users device) is sent in to our research queue. To ask an AskMeNow(TM) Basic question by calling in, users dial our 1-800 number and then will go through a short series of IVR prompts designed to format and automate their questions in the same way the template does for text based users on the device. The answers to these AskMeNow(TM) Basic questions will be automatically culled from our content partner's databases through the unique XML feeds we have established. The answers are correctly formatted, then automatically paired with an appropriate contextually based paid advertisement or marketing message and sent directly back to the end user's device. We are currently expanding our template to offer as many free categories as possible.

      ASKMENOW(TM) ALERTS

      We are also developing an information alert service that will enable users to customize content that they would like to receive without having to submit a question to AskMeNow(TM). Users could select from a range of information based on their personal interests and preferences, and have content sent directly to their device at pre-arranged times. For example, users could sign up and be alerted at certain pre-set times each day with quotes from the stocks they are following closest. Or users can sign up their favorite sports teams and get alerts every time they play, or users could have a pre-set morning message sent everyday with the weather, their horoscope, and the news. The content possibilities are wide ranging and will offer information for all types of people and interests. We anticipate offering this functionality by the end of 2006.

            ----------------------------
(13) "Verticals" are companies who are partners because they offer extensions of similar products. A vertical partner would be someone that distributed a similar product into a particular market segment.

      ASKMENOW(TM) PREMIUM

      Since there are a wide range of questions that fall outside the information verticals already templated, AskMeNow(TM) also offers the ability to ask free-form questions about anything that cannot be asked in our free service (within our editorial standards). These questions are not part of AskMeNow(TM) Basic and rather make up a large portion of AskmeNow(TM) Premium, our more advanced search and answer service that involves human interface for a nominal fee. When a user asks a free form Premium question they will be automatically billed a $0.49 fee through their cellular phone carrier (directly by the carrier, by way of our US Short Code with the fees posted directly to their carrier's regular bill) or by credit card (to be offered in 2006) through AskMeNow(TM). These questions, whether asked by text message, email, or phone call will be transferred into an organized text based format, and then entered into the question queue where our highly trained researchers will use our proprietary search software to sift through our databases and quickly find the correct answers. The answers are correctly formatted, then automatically paired with an appropriate contextually based paid advertisement or marketing message and sent directly back to the end user's device.

      AskMeNow(TM) Premium gives users the ability to access greater amounts of information in a more efficient manner than ever possible.

      ASKMENOW(TM) ADDITIONAL PREMIUM SERVICES

      In addition to Premium answers, AskMeNow(TM) Premium will also offer users the following:

            o Real-Time Stock Quotes directly on to their mobile devices (stock quotes from AskMeNow(TM) Basic carry a 20 minute delay) for a flat monthly rate.
            o AskMeNow(TM) Premium will also offer users access to a full suite of concierge services, ranging from booking travel plans, to making restaurant reservations, to purchasing gifts, and more. Users will simply text message, email, or phone in their requests and a live operator will fulfill their desires and let them know once it has been completed to their exact specifications.
            o Users of AskMeNow(TM) Premium will also have the ability to set up multiple email accounts to be managed by AskMeNow(TM). They will be able to access these accounts, check, send, and receive email from anywhere, all through the assistance of our live operators. (Expected to launch by the end of 2006).
            o With our ability to facilitate customer's requests through our unique IVR System and templated formats, we anticipate selling products and services, ranging from ringtones, games, and wallpaper.

      ASKMENOW(TM) ENTERPRISE

      Utilizing a unique technology under development, we anticipate offering an enterprise solution in 2006 that enables any business with a database of information to easily incorporate their information into our servers, without an advanced technologist and for very little expense. We will provide a secure environment, from original database to end user, to permit controlled access to information. Enterprises will be able to create their own Icon in AskMeNow(TM) that is accessible by either their own employees or customers at large. For a small monthly fee, companies can provide their own database to employees in the field for real time access to vital information, either through our IVR or through text.

      ASKMENOW(TM) CONTENT PORTAL

      Our ability to create stickiness with our customers will depend in great part on the selection of content we provide. We are creating a technology that will enable "easy to integrate" tools for any content. Our goal is to offer any preexisting content provider on the Internet the ability to share their realm of information to our end user's at no charge. By satisfying the end user's demand for information, we will generate far more queries into the AskMeNow(TM) system, helping to generate more and better advertising placements. We will share in revenue with all content providers for queries made to their content.

      ASKMENOW(TM) COMMUNITY

      To help create an environment that fosters rich content, we will provide our end users the ability to create their own profile and share information with other users. Combined with the AskMeNow(TM) question/answer content and general content provided from the Internet, we believe our user experience will distinguish us from our competitors. We anticipate launching some of the features of this service by the end of 2006.

      REVENUE MODEL

      AskMeNow(TM) has been created with a revenue model designed to generate revenue from end users of the product, as well as marketers who are trying to reach our end users. The AskMeNow(TM) Basic service is offered to users free of charge, enabling the acquisition of a large user-base, providing us an endless array of intimate data about their lifestyle, making access to our users highly attractive to marketers and advertisers. At the same time, the entire service is not free, giving our users the ability to ask an infinite amount of questions through our Free Form service, for a small fee. Our customer base will also have the ability to purchase goods and services through our downloaded templates and IVR System.

      Additionally, revenue is anticipated from partnerships utilizing our research capabilities for the ASKMEANYTHING category, whether under private label or as a distributor of our brand name.

      CONTEXTUAL MARKETING / AD SERVICES

      AskMeNow(TM) Ad Services offers marketers and advertisers an exciting and innovative platform for messaging potential customers. Taking advantage of our unique relationship with our customers, we are able to extend the reach of an advertiser directly to the end consumer. Our customers are mobile; our messages are highly targeted and reach our users while on the go, meaning there is no better way to advertise a company's products or services.

      The goal of every advertiser is to provide their specific offering at the moment a potential user is ready to use a product or service. Cellular phone messaging is the wave of the future, and AskMeNow(TM) answers all of its questions via text messaging or e-mail, allowing for an intimate communication between our company and our users. Our customer base is developed with personal demographic information, interests and location depending upon the phone. All questions are categorized, enabling delivery of an end consumer that has been decoded for subject matter, past inquiries, sex, age, occupation, personal interests, and location. This means an advertiser or marketer who places a ConTEXTual Marketing Message through our service is reaching a large audience of only their most targeted and desired potential customers at the exact moment when their message means the most. No longer will advertisers pay for unnecessary impressions at inopportune times amongst individuals with a low chance of ever using their product or service.

      For example, we are able to take the message an advertiser of fast food has for its new menu item and pair it with the answers sent back to questions in the dining and eating category that come from users who fit the advertisers targeted demographic of male 18-34, living in the Midwest.

      Since every company and product/service is different, we offer advertisers and marketers a variety of ways to ConTEXTually Market through the AskMeNow(TM) Ad Services:

            o BRAND TEXTING - Corporate or product brand names can be positioned for awareness on a cost per message basis and sent to targeted users.

            o VERTICAL TEXTING - Advertisers can bid on keywords and information categories (verticals) so that their product or service can be marketed exclusively to users who ask questions that concern their desired vertical, use particular keywords, etc. Vertical Texting is the 3rd Screen Equivalent (this refers to the mobile phone, the first is the TV, and the second is the computer) of Paid Search and allows marketers to relay their brand's message directly to those interested in their vertical.

            o PERFORMANCE TEXTING - Pay per performance (inquiry) based program
      - text messaging targeted users with message to contact advertiser. Based on cost per call to unique 800#, cost per click (not available on all consumer devices), cost per request for additional info, cost per use of coupon code at website, etc.

            o COUPON TEXTING - Electronic coupons text messaged back to users and redeemable at a given location. Sent to highly individualized users at time of decision and point of purchase. The richness of the media impression delivery differs depending upon the end user's device. With BlackBerry's and other smart-phones that receive email we have the ability to make marketers message(s) theoretically infinite in size, and it can include graphics, text, pictures, click-through links, etc. On newer cell phones we also have the ability to send media impressions via MMS (meta-messages) or a WAP gateway (a mini website link), which give us almost the same freedom as E-mail enabled devices, just on a smaller format. On older cell phones we have the ability to stay within the 160 text only character limit of the SMS (short messages) format. As current and new mobile users adopt more modern, improved devices, AskMeNow(TM)'s ability to deliver marketer's media impressions in increasingly rich format will continue to grow.

      As technology progresses and greater numbers of new, more sophisticated devices are adopted by the cell phone using public, we will be able to take advantage of our content partners existing relationships to allow for much greater targeting and local advertising. New avenues of potential advertisers and marketers will help allow us to evolve our Ad Services offerings and garner depth amongst users, making our service exponentially more valuable to marketers.

      PREMIUM SERVICES; ENTERPRISE FEES

      We anticipate recurring revenue to be generated from Enterprise Fees as we establish relationships with companies positioned to share access to their database with either employees or the general public. Cellular carriers have shown enormous interest in sampling this product for their own internal needs, in the United States and abroad. It is of vital interest to carriers to provide easy data integration for businesses of all sizes, potentially creating a strategy for reducing churn.

      LOCAL YELLOW PAGES: SMART ADS

      As part of our ability to provide users simple access to information without having to search the web on their phone, we will be introducing an innovative process for every business to provide basic information, as well as advertisements directly to our end user. For the millions of businesses in the United States that have no means to advertise on the Internet, we are offering a free listing in the AskMeNow(TM) Smart Ads directory. Businesses can create their own message that can be changed 24/7, the fees for messages created beyond the free listing will range from $3.00 per month to $25.00 per month. Customers will have easy access to a listing of all businesses in their area by category.

      BILLING

      While we believe that our pricing structure is attractive, to maximize our revenues the use of our services must be seamless, including the payment methods. We are in the final stages of integration with M-Blox, an SMS Code Integrator. In December 2005, we went live with direct billing for our Premium Services with Cingular, T-Mobile, Sprint/Nextel, and Verizon customers. By the end of 2006, we may offer payment for many of our services, including advertising by credit card. Over time, we anticipate relationships direct with cellular carriers that will provide retention of a greater percentage of our revenue.

SALES & MARKETING

      Like the introduction of any new product or service, the success of our marketing is preeminent to our success as a company. Our business model provides for the marketing of our AskMeNow(TM) service through two overlapping but distinct channels. Retail channels involve using our own resources to directly target end-users and create avenues for them to become AskMeNow(TM) customers. Wholesale channels include leveraging our relationships and co-marketing efforts directed at handset makers, third party distributors, wireless carriers, content providers and advertisers.

      RETAIL MARKETING - DIRECT TO THE END USER

      For AskMeNow(TM) to become a viable business and a major player in the mobile content and information world, its initial service launch to the general public of over 160 million mobile device users nationwide will have to be supported by a substantial direct to consumer marketing push. To coincide with the launch and to garner a sizeable user base in America and Canada AskMeNow(TM) plans a large national television advertising campaign, supplemented by strategic media placements and publicity/promotional support. All retail marketing, directed at the end user, will be intended to increase sign up at www.askmenow.com or through our 1-800 # and to strengthen brand awareness.

      The television campaign will include 30 second spots designed to display the product and brand as easy to use, informative, and available for free to all mobile device users. The ads will be positioned towards our heaviest users - young adults, business professionals, and technology early adopters. The campaign will run in heavy rotation on the leading cable television networks in the top 200+ markets nationwide. Additional television ad spots will be purchased and placed on Canadian networks. Our current television spot is available for viewing on our website in our Press Room.

      To support the television campaign AskMeNow(TM) will also feature highly specialized media placements in a variety of other traditional media, including broadcast television, print, outdoor, radio and online. All supplemental media will be very targeted and defined by users/adopters and specific markets/regions. AskMeNow(TM)'s campaign will also include some guerilla marketing efforts through untraditional mediums, to help a grassroots push utilizing word of mouth in the digital age.

      Promotional and publicity efforts are already underway and will continue to co-exist with ASKMENOW(TM)'s planned media campaigns. We will have in-store promotions and POP displays in many cellular carrier and independent mobile device retail locations nationwide. Promotional events will be staged in high traffic areas at ideal locations (i.e., college campuses) to garner greater brand awareness and an increased user base. Publicity, including dissemination of press releases, media kits, news bulletins, etc. will target the technology and content and general media. We have recently enjoyed substantial press in the Wall Street Journal, Today Show, USA Today, The Weather Channel and countless other articles in many local newspapers and online sites.

      Vendor booths and appearances at trade shows, coupled with placements in media and mobile information industry publications and events will help to draw a user base amongst early adopters, while more importantly gaining recognition of AskMeNow(TM) amongst the advertisers we seek to use our Ad Services and the carriers and resellers we seek to aide in our Wholesale Marketing.

      WHOLESALE MARKETING - THROUGH DISTRIBUTOR RELATIONSHIPS

      While AskMeNow(TM) plans to increase its brand awareness and sizeable user base greatly through traditional retail/direct marketing to consumers, we also recognize the importance of utilizing other channels to reach potential users. The plan is to establish relationships with manufacturers, carriers and resellers in the mobile device industry who will help to market and sell the AskMeNow(TM) service.

      MANUFACTURERS

                  o Research in Motion - Research In Motion Ltd. ("RIM")
            (NASDAQ: RIMM; TSX: RIMM) is a leading designer, manufacturer and marketer of innovative wireless solutions for the worldwide mobile communications market. Founded in 1984, RIM's revenue for FY 2004 was $594.6 million (+93.9% from FY 2003)(14). RIM has agreed to promote the AskMeNow(TM) product with us, and in April 2004 we were accepted as a BlackBerry ISV Alliance Program Member. The initial term of this agreement is one year, with automatic one-year renewals unless earlier terminated. Being a BlackBerry Alliance Program Member affords us the following:
                        o AskMeNow(TM) will be featured within the
                  BlackBerry(TM) Partner Newsletter that is accessed by RIM's reseller community and the BlackBerry Connection(TM) email newsletter that is distributed to BlackBerry(TM) customers.
                        o AskMeNow(TM) will be included in the BlackBerry(TM)
                  Downloads web site that is accessible by BlackBerry(TM) customers through the BlackBerry(TM) Desktop Manager.
                        o AskMeNow(TM) will be featured in the Enterprise
                  Solution Guide sent to every BlackBerry(TM) user and available for download on the BlackBerry(TM) web site.
                        o Participation at tradeshows with RIM.
                        o RIM will also assist us in gaining entree into the
                  wireless carriers. RIM has teams, usually of 20 members, for each of the major wireless carriers throughout the U.S. and Canada. RIM is now marketing AskMeNow(TM) to those carriers.
                        o Potential availability of marketing development funds
                  to be used towards jointly planned and RIM approved marketing activities aimed at increasing awareness and sales of the Alliance Program Member's solution in conjunction with BlackBerry(TM). Marketing activities may include:
                              o Advertising
                              o Direct mail programs
                              o Point of sale materials
                              o Telemarketing programs
                              o Seminars

      RIM has recently announced a new product for their enterprise customers called MDS Studio, AskMeNow(TM) has been announced as one of the featured services of this program. We are currently attracting new Blackberry customers every day as a result of this relationship.

      Finally, RIM has begun multiple Media Seeding programs of their new handheld devices and has installed the AskMeNow(TM) application on these phones prior to their release. We are receiving recognition in the press since this program began.

      We are currently in discussions with three world recognized manufacturers of cellular handsets, we believe partnerships will be forthcoming in 2006 that will place our application either embedded in releases of new phones or will be offered as easy downloads in their original box.

            ----------------------------
(14) Hoovers Inc, February 2005.

      MOBILE CARRIERS

      We are currently taking measures to establish relationships and channels so as to market our product directly to the wireless carriers. AskMeNow(TM) BASIC, which includes all questions asked using our downloadable application and IVR template formats, is our signature product that will be offered through Cellular Carriers free to the end consumer. Any question can be asked, but non-templatable questions will require per question fee. Premium Services will be offered to our customer base for nominal costs. Utilizing the Carriers relationship with 200,000,000 mobile device users nationwide(15) allows us to reach the largest audience in the most cost effective manner. Cellular Carriers can provide their customer base with a pre-loaded AskMeNow(TM) application that facilitates ease of use for the customer and significantly reduces our cost of operations. Our goal is to have our Premium Services billed directly through the cellular carriers, eliminating the need to establish an in house billing system or using 3rd party billing services, and allowing the end user the ability to use AskMeNow(TM) seamlessly at the time of their choosing.

            o U.S. Carriers - Currently, we are working closely with a number of Carriers on projects ranging from private label opportunities to utilizing current retail distribution points to offer the AskMeNow(TM) service.

            o Rogers Wireless Partnership - On April 2, 2006, we executed a Wireless Application Distribution Agreement (the "Agreement") with Rogers Wireless Partnership, an Ontario, Canada partnership ("Rogers"). Rogers Wireless, Inc. is Canada's largest wireless voice and data communications service provider with more that 6.1 million customers under the names Rogers Wireless and Fido. Pursuant to the Agreement, the Company granted to Rogers a non-transferable license to use and distribute the Company's software technology and its AskMeNow service to Rogers' customers on their devices, including the right to access and download the Company's application from a server. The term of the Agreement is for two years from the Effective Date, with a one year renewal term. The license is exclusive until January 31, 2007. Rogers has agreed to share with the Company all revenues received from its customers for the service. Rogers will display the links to AskMeNow through the Web/WAP interfaces Rogers will distribute and sub-license AskMeNow service under AskMeNow and Rogers mutual branding guidelines. Rogers may terminate the Agreement for convenience on 60 days' prior written notice.

            ----------------------------
(15) Local Mobile Search - Hold the Phone. C-Net, 10 March 2005.

      RESELLERS

                  o Handango - We have a distributor relationship with Handango, a large online reseller of applications for mobile devices. Handango began selling our application in the fourth quarter of 2004, and has already sold over 500 new customers the AskMeNow(TM) downloadable application for BlackBerry users for a price of $5.99 a month

                  o Cellular Only - They have just launched a program whereby all of their customers that purchase phones will be signed up for the AskMeNow(TM) service at the time of purchase. The ASKMEANYTHING feature, which is normally charged $.49 per question, will be provided free for all CellularOnly customers for 90 days.

      CONTENT PROVIDERS/ADVERTISERS

      We are in discussions with many of our advertisers to begin affiliate programs whereby customer generation will create an opportunity for revenue share. We anticipate growing our customer base through programs like Avis, which couples our asset of easy access to information on the go with a nationally recognized brand in travel.

DEVELOPMENT & PRODUCTION

      Given RIM's close alliance with AskMeNow(TM) and the RIM BlackBerry's(TM) unique features of "pushed" emails and large format screen, we launched our AskMeNow(TM) service on the BlackBerry(TM) handheld cell phones in May 2004 at the third annual Wireless Enterprise Symposium in Chicago. The symposium, which was hosted by Research In Motion (RIM) and co-sponsored by more than 50 industry leaders including IBM, PalmSource, Sun Microsystems, AT&T Wireless, Cingular Wireless, Motient, Nextel, Salesforce.com, T-Mobile and Verizon Wireless, provided the perfect launching pad for ASKMENOW(TM)'s Beta program. In the second quarter of 2004 we launched the AskMeNow(TM) Beta service to traditional cellular phone users in order to dramatically increase our customer universe, leading to much greater future revenue and growth potential.

      During 2005 we created AskMeNow(TM), Philippines, our wholly owned operation with over 150 employees, providing our back end research for queries, engineering to help develop and manage our software and hardware, and an accounting department to manage both our American and offshore operations.

      TECHNOLOGY

      We have filed for a provisional patent for our proprietary systems and software and have currently developed/implemented the following technology:

            o The current hardware configuration is comprised of seven servers that house the Microsoft 2000 Web Service and we operate on two Linux Servers that house our Java Applications.

            o The AskMeNow(TM) Call Center Application has been developed in .Net framework. The backend or relational database management system that is currently being utilized is Microsoft's SQL Server. The combination of .Net and SQL Server affords the company the luxury to extend the functionality of the application efficiently and rapidly. The application's life cycle consists of over 10,000 programming and testing hours.

            o The AskMeNow(TM) Call Center Application is used by our web-researchers, the graphical user-friendly interface allows for all researchers to answer questions accurately as well as efficiently.

            o We have developed a high quality, highly functional website (http://www.askmenow.com), that offers users insight into the AskMeNow(TM) service, giving valuable information about the products we offer, how to use them, benefits and features, answers to FAQ's, contact information, and the ability to sign up for the service.

      We have developed all software codes, which are used in the AskMeNow(TM) service. To protect our proprietary rights, we currently rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. We have filed for a provisional process patent for our software and the registration of certain of our trademarks and service marks in the United States. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

      Content

           We have established relationships with leading content providers in a variety of information verticals that our integral to AskMeNow(TM)'s success.

      Currently we have the following structured deals:

                  o     Custom Weather
                  o     Sportsnetwork.
                  o     Maps.com
                  o     411.com
                  o     Hotels.com
                  o     Alpha Trade
                  o     StubbHub

                  o     Comtex
                  o     FlyteComm.com
                  o     Cinema Source
                  o     Shopping.com
                  o     Wikipedia
                  o     Astrology.com
                  o     Distributive Networks
                  o     ESPN

      AskMeNow(TM)'s ability to access already existing, quality content in major information verticals is critical to our success as it greatly reduces the time and costs associated with researching and answering users questions. The content strategy is to acquire the most widespread amount of data and information feeds from industry leaders, beginning in the verticals that are most frequently the subjects of questions. The more content in different areas that we have to offer, the more attractive we become as a service. Eventually we aim to have content on direct feeds that covers anyone who carries a mobile device, providing content specific to their interests, gender, age, location, and more. While content deals are not a necessity for answering all of our user's questions, we feel that as we move forward and garner a larger customer base, AskMeNow(TM)'s ability to quickly and effectively access a vast array of information will greatly enhance the service and make AskMeNow(TM) far more desirable to the end user.

COMPETITION

      To our knowledge AskMeNow(TM) will be the first product of its kind to be offered and downloaded to cell phone users. The only companies that could be considered in `like' businesses are OnStar, Carrier supported 411, and the new GOOGLE SMS. There are a number of startup companies offering automated content, some for a fee and some for free, none of these services offer the ability to answer any question, AskMeNow(TM) stands out as the only source for answers to any question on a cell phone without getting links.

      OnStar:

            o 2.5 million subscriptions
            o Majority owned by General Motors
            o Target audience is exclusively in-vehicle systems
            o Single Button press on Vehicle Console connects driver to OnStar operator
            o Monthly fees range from $16.95 for minimum service to $69.95 for full service including concierge service that provides Driving Directions, Restaurant Reservations and Movie Times lookup
            o Of the top seven categories of inquiries, all are related to the automobile and driving directions.
            o They do not service the breadth of categories of queries that AskMeNow(TM) receives.

      Carrier Supported 411:

            o Limited to simple directory assistance for phone number and address look-up, and simple directions.
            o Studies show that up to 40% of the time the information they provide is incorrect or not what the customer was seeking.

      Online

      Google(TM) also offers Google-Answers, a fee-based, question-answering service. If you have a question, you can post it, set a price for it and await a response. An answer can currently cost from $2.50 to $200, with the researcher receiving 75% of the amount bid once the question is answered to the asker's satisfaction. The interface also allows for comments, so that people not approved as researchers or who may not have the entire answer to the question, can chime in with additional information. Google(TM) owns the answers that researchers and commentators provide. This process of knowledge accumulation and storage has been likened to a paid version of Usenet without the spam. Google(TM) presently has approximately 500 researchers working for them. Google has just released its new SMS service that receives questions via text messaging and responds via text messaging. It is extremely limited in its range of categories answered, does not provide live operators and appears to be relatively inaccurate and slow.

      In 2002 former executives of Symbian and Psion PLC, two U.K. telecom companies, formed Issue Bits (www.issuebits.com), an Internet-based question-answer service which operates only in a text messaging format and is currently available only to selected U.K. mobile phone users.

EMPLOYEES

      As of March 16, 2006, we employed 23 persons in the U.S., including 9 members of management. These persons include 11 full-time employees and 12 part-time employees. The Company's Philippine subsidiary employs approximately 150 persons.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company's principal operating offices are located at 26 Executive Park, Suite 250, Irvine, California 92614. The lease is for approximately 2,641 square feet under a 3-year lease ending in 2008 at a monthly rent of $5,514, with an annual increase of 1%. We lease approximately 32,600 square feet of office space under a month-to-month lease in Deerfield Township, Ohio at a monthly rent of $2,415 from an unaffiliated third party. We also lease approximately 1100 square meters of office space under a one-year lease in Makati City, Manila, Philippines at a monthly rent of $4,910 from an unaffiliated third party. There is an option for a second year on this lease at a rent that is increased by ten percent.

      The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations, and has active programs of relocating or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

ITEM 3. LEGAL PROCEEDINGS.

      In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this annual report on Form 10-KSB, there are no legal proceedings against the Company except as set forth below. No governmental agency has instituted any proceedings or served the Company with any complaints. However, the Company has been advised by Pioneer Credit Recovery, Inc. ("Pioneer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company's former wholly-owned subsidiary Ocean West Enterprises ("OWE"). The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans.

      The Company has been advised a representative of Consumer Direct of America ("CDA") that there are at least 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation has file a lawsuit against the Company (06 CV 609) in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

      The Company has received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart's claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of CDA and for CDA's failure to advise the Company's shareholders of the sale of OWHC until after the Reverse Merger.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Schedule 14C Preliminary Information Statement filed on November 3, 2005 and again on January 26, 2006, notifying shareholders of the Company's plan to change its name to AskMeNow, Inc., (ii) increase its authorized common stock to 100,000,000 shares and (iii) eliminate from the Certificate of Incorporation of the Company the provisions allowing cumulative voting, has not been finalized and mailed.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Ocean West Holding Corporation began trading on August 12, 2002 and shares of our common stock are listed on the over-the-counter bulletin board (OTCBB) governed by the NASD. Our common stock trades under the symbol "OWHC." The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the high and low bid quotations per share of the Company's registered securities for each quarter during the last two fiscal years, as reported by OTCBB.

                                                                Common Shares
Year Ended September 30, 2004:                               High            Low
------------------------------                               ----            ---
Quarter Ended March 31, 2004                                $0.30          $0.11
Quarter Ended June 30, 2004                                 $0.20          $0.11
Quarter Ended September 30, 2004                            $0.15          $0.15
Quarter Ended December 31, 2004                             $0.15          $0.07
Year Ended December 31, 2005:
-----------------------------
Quarter Ended March 31, 2005                                $0.15          $0.07
Quarter Ended June 30, 2005                                 $1.30          $0.18
Quarter Ended September 30, 2005                            $3.62          $0.65
Quarter Ended December 31, 2005                             $5.00          $1.91

      On April 12, 2006, the closing price of our common stock as reported on the OTCBB was $1.28 per share.

SHAREHOLDERS

      As of April 12, 2006, there were 1,198 holders of record of the common stock.

DIVIDENDS

      In the fiscal year ended December 31, 2005, we did not pay any cash dividends on any common shares or on any preferred shares. We do not intend on paying any dividends on common shares in the foreseeable future. The decision to pay dividends on common shares will depend on our situation with regard to profitability, cash availability and credit line restrictions.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table sets forth, as of December 31, 2005:

      o the number of shares of the Company's common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column a),

      o the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

      o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

      EQUITY COMPENSATION PLAN INFORMATION TABLE

------------------------- ------------------------------ ------------------------- ---------------------------------
                                        (a)                          (b)                         (c)
------------------------- ------------------------------ ------------------------- ---------------------------------

Plan Category             Number of securities           Weighted-average          Number of securities remaining
                          to be issued upon exercise of  exercise price of         available for future issuance
                          outstanding options, warrants  outstanding options,      under equity compensation plans
                          and rights                     warrants and rights       (excluding securities reflected
                                                                                   in column (a))
------------------------- ------------------------------ ------------------------- ---------------------------------
Equity compensation                 1,920,000                        $.70                    80,000
plans  approved
by security holders
------------------------- ------------------------------ ------------------------- ---------------------------------
Equity compensation                 1,131,543                        None                      None
plans not approved by
security holders
------------------------- ------------------------------ ------------------------- ---------------------------------
        Total                       3,051,543                                                80,000
------------------------- ------------------------------ ------------------------- ---------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

      During July 2005, we sold 10,666,670 shares of the Company's Common Stock (the "Shares") to 37 investors for total gross proceeds of $3,200,000 in a private placement of its securities, on a best efforts, $750,000 minimum, $3,200,000 maximum basis (the "Offering"). We received net proceeds of approximately $2,778,000, after deducting fees payable to the placement agent. These fees included a 10% Commission equal to $320,000, a 3% non-accountable fee of $96,000, 1,066,710 placement agent shares as well as other transaction expenses payable by the Registrant. The proceeds received in the Offering were first used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from the Offering were used for research and development, marketing and for working capital and general corporate uses. The Shares were offered to certain institutional and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The facts relied upon to make the exemption available were those provided to the Company by the accredited investors in their subscription agreements.

      In March 2006, the Company issued 13,333 shares to Jay Petersen in partial consideration of the services rendered to the Company during the year ended December 31, 2005.

      On December 6, 2005, the Company issued 100,000 shares to Kenneth G. Puttick, 32,500 shares to William W. Caldwell. 7,500 shares to James K. Buck, 10,000 shares to Jack Miller, 25,000 shares to Walter Sackville and 25,000 shares to Dan Trennepohl or an aggregate of 200,000 shares, upon exercise of Mr. Puttick's Common Stock Purchase Warrant for 100,000 shares, Mr. Caldwell's Common Stock Purchase Warrant for 32,500 shares, Mr. Buck's Common Stock Purchase Warrant for 7,500 Shares, Mr. Miller's Common Stock Purchase Warrant for 10,000 Shares, Mr. Sackville's Common Stock Purchase Warrant for 25,000 Shares and Mr. Trennepohl's Common Stock Purchase Warrant for 25,000 shares, pursuant to the terms of the Exchange Agreement dated November 30, 2005, (the "Exchange Agreement").

      On November 29, 2005, the Company issued 10,000 shares to National Financial Communications in partial consideration of the services to be provided to the Company.

      On November 16, 2005, the Company issued 10,000 shares to James D. Staley pursuant to a Separation Agreement and Release dated October 11, 2005 by and between the Company and Staley.

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

      On June 6, 2005, we issued an aggregate of 5,586,004 shares of the Company's common stock, $.01 par value per share (the "Shares"), to the 37 existing shareholders of IBP, pursuant to the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005 by and among the Company, InfoByPhone, Inc. ("IBP") and the shareholders of IBP. Also on June 6, 2005, we issued an aggregate of 500,000 shares as a finder's fee to Vertical Capital Partners, Inc.

      On June 9, 2005, we issued an aggregate of 216,000 shares of common stock to four entities, Giosue LLC, Gary Schonwald, Bruce Shalett and Verity SanSouci. Giosue LLC received 75,000 Shares, Gary Schonwald received 50,000 Shares, Bruce Shalett received 75,000 Shares and Verity SanSouci received 16,000 Shares. Also on June 9, 2005, we issued an aggregate of 197,896 Shares to two persons, Robert DePalo and Robert Fallah, who each received 98,948 Shares. All of these shares were issued for services and/or expenses incurred in connection with the Exchange Agreement.

      On June 9, 2005, we issued an aggregate of 1,500,000 shares of common stock (the "Consultant Shares"), to three entities, Strategic Partners Consulting LLC, Boston Financial Partners and Adam Rentzer, pursuant to the terms of the Consulting Agreements and in partial consideration of the services to be provided under the Consulting Agreements. Strategic Partners Consulting LLC received 625,000 Consultant Shares, Boston Financial Partners received 625,000 Consultant Shares and Adam Rentzer received 400,000 Consultant Shares. An additional 420,000 Consultant Shares were issued to John Kostiuk in
April 2005.

      Each issuance of Shares described above, did not require registration under the Securities Act, pursuant to the exemption available under the provisions of Section 4(2) of the Securities Act. There was no underwriter or placement agent involved in these transactions.

      Beginning on June 21, 2004 and ending on October 14, 2004, InfoByPhone issued an aggregate of 483,123 shares of stock to fifteen investors which were exchanged for the Company's shares upon the completion of the Transaction. The Company was offering a maximum of up to 500,000 Units, at an offering price of $1.00 per Unit, with each Unit consisting of one share of common stock and one three-year common stock purchase warrant exercisable into one share of common stock at an exercise price of $2.00 per share. There was no minimum offering and the Units were offered on a "best efforts basis." The Shares were offered to certain institutional and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The facts relied upon to make the exemption available were those provided to the Company by the accredited investors in their subscription agreements.

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

      On July 15, 2004, Marshall L. Stewart, Daryl S. Meddings, Enfo Loan Corporation, Kingsley and Nancy Cannon and Dale and Suzanne Delmege agreed to sell 4,921,930 of their shares of common stock of the Company to CDA, then the principal shareholder of the Company, in exchange for 622,388 shares of CDA (the "Transfer"). The Transfer constituted a change in control of the Company.

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

      This section should be read in conjunction with Item 7. Financial
Statements

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

REVENUE RECOGNITION

During 2004, revenue was recognized over the service period. The Company bills for its services one year in advance. All prepaid annual service revenue is deferred and recognized over the service period. During 2005, the Company changed its billing method. For all submitted questions, the company recognizes revenue at the time of the inquiry. For advertising space sold, the company recognizes revenue over the period the advertisement is displayed.

RESEARCH AND DEVELOPMENT

Research and development expenses include payroll and employee benefits costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, all research and development costs are expansed when incurred.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of December 31, 2005, the translation adjustment was $1,602.


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

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

RESULTS OF OPERATIONS

      MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005, AS COMPARED TO THE PERIOD FROM JANUARY 7, 2004 (INCEPTION) TO DECEMBER 31, 2004

      We reported sales of $10,838 for the year ended December 31, 2005, as compared to $2,848 for the period January 7, 2004 (Inception) to December 31, 2004. The increase in our sales was due to the Company rolling out its service on a subscription basis in its mobile services division.

      Research and Development expenses have increased to $338,998 for the year ended December 31, 2005, as compared to $33,032 for the period January 7, 2004 (Inception) to December 31, 2004. This increase was a result of the Company's continued development of its services and products in its mobile services division.

      Cost of revenue have increased to $683,774 for the year ended December 31, 2005, as compared to $74,934 for the period January 7, 2004 (Inception) to December 31, 2004. The Company has incurred significant costs in its mobile services division as it implements its services. Most of the costs are derived from its call center in the Philippines and amounts paid to third party content providers.

      General and administrative costs have increased to $953,705 for the year ended December 31, 2005 as compared to $279,927 for the period January 7, 2004 (Inception) to December 31, 2004. The Company is incurring additional expenses as it implements its business plan in its mobile services division.

      Professional fees have increased to $650,767 for the year ended December 31, 2005, as compared to $127,845 for the period January 7, 2004 (Inception) to December 31, 2004. Most of these costs are legal and accounting associated with the Company's merger and SEC reporting obligations.

      Payroll expense has increased to $303,995 for the year ended December 31, 2005, as compared to $198,865 for the period January 7, 2004 (Inception) to December 31, 2004. The Company has begun to staff up its operations in anticipation of increased operations in its mobile services division.

      Interest expense has increased to $4,186 for the year ended December 31, 2005, as compared to $0 for the period January 7, 2004 (Inception) to December 31, 2004.

      Interest expense is primarily a result of the debt associated with the bridge loan which was repaid.

      Stock Compensation has increased to $1,582,275 for the year ended December 31, 2005, as compared to $46,875 for the period January 7, 2004 (Inception) to December 31,2004. During 2005, the Company issued 4,765,773 shares of common stock for services and consulting fees valued at $1,267,823. The Company recorded the fair market on the date of issuance based on recent cash offering prices.

      We incurred a net loss from discontinued operations in the year ended December 31, 2005 of $4,044,267 primarily from impairment of goodwill of $6,010,657, a loss of $906,787 from June 6, 2005 to December 30, 2005, offset, in part, from a gain of $2,873,177.

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

      We reported a net loss of to $8,819,720 for the year ended December 31, 2005, as compared to $794,845 for the period January 7, 2004 (Inception) to December 31, 2004. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2005

      Net cash used in operating activities increased to $2,042,741 for the year ended December 31, 2005 as compared to $618,827 for the period January 7, 2004 (Inception) to December 31, 2004. Included in this increase was:

      O     an increase of $8,024,875 in our net loss,

      O an increase of $1,535,400 in stock compensation issued for services and consulting, and

      O     an increase of $5,101,451 for discontinued operations.

      Net cash provided by (used in), investing activities were $478,339 for the year ended December 31, 2005 and $(26,269) for the period January 7, 2004 (Inception) to December 31, 2004. The Company purchased computer equipment and furniture. Net cash provided by financing activities were $1,722,422 for the year ended December 31, 2005 compared to $645,096 for the period January 7, 2004 (Inception) to December 31, 2004. During the year ended December 31, 2005 the Company issued 13,011,712 shares of common stock to individuals for cash of $3,502,033. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

      In July 2005, the Company raised $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the "Offering"). As of July 31, 2005, the Company had sold 10,666,669 shares of the Company's Common Stock for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash, plus the placement agent also received shares of Common Stock equal to 10% of all shares sold for a total of 1,066,710 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should also be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each respective selected dealer. The proceeds received in this Offering were first used to repay approximately $100,000 of outstanding principal and accrued interest owed to an unaffiliated third party. The remaining proceeds from this Offering were used for research and development, marketing and for working capital and general corporate uses.

      We had a working capital deficit of $74,231 at December 31, 2005 and cash on hand of $159,622. At December 31, 2004, we had a stockholders' deficit of $105,311.

      At December 31, 2005, the Company had a net loss of $8,819,720, a working capital deficiency of $74,231, and net cash used in operations of $2,042,741. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $500,000 per month to launch our product through 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Commencing in November 2005, the Company raised an additional $400,000 through December 31, 2005, from the exercise of outstanding warrants held by six investors in IBP's private placement prior to its acquisition by the Company.

      In January 2006, the Company completed a $350,000 bridge loan from two lenders, one of whom is Sandro Sordi ($100,000), a director of the Company and the second ($250,000) an unaffiliated entity. The loan is evidenced by 10% subordinated promissory notes due 60 days from the date of issuance. An aggregate of 35,000 warrants were issued to the lenders plus 17,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011.

      As of March 1, 2006, the Company executed loan documents for a $200,000 bridge loan from two lenders, one of whom is Darryl Cohen, the Company's Chief Executive Officer and the second is Allied International Fund, Inc. both of whom are accredited investors. The Bridge Loan was completed on March 8, 2006 and is evidenced by secured promissory notes due on the earliest to occur of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital or June 30, 2006.

      On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of restricted stock which the Company agreed to register with the current private placement described below, but no later than 120 days from the completion of the bridge loan.

      The Company maintains offices in the Philippines. Approximately 69% of the Company's total assets are maintained in the Philippines. Those operations are subject to foreign currency risk. As December 31, 2005, the Company recorded a foreign currency translation gain of $1,602.

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

      The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005, contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, stockholders' equity and cash used in operations.

                                  RISK FACTORS

      An investment in our common stock is speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the loss of their entire investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our common stock.

RISKS RELATING TO THE COMPANY

NEED FOR PROCEEDS OF CURRENT OFFERING

      As of January 1, 2006, the Company had limited cash on hand. Since then, additional financing, has been needed to ensure our ability to fund our operations. The Company has received interim financing of $400,000 from the exercise of a portion of certain outstanding warrants; a January 2006 bridge loan of $350,000; a $200,000 bridge loan from the Company's CEO and an affiliate of the Placement Agent, secured by all of the Company's assets and $300,000 bridge loan in April from a non-affiliated institutional investor. If the maximum proceeds are raised in a current Offering we believe we will have sufficient funds on hand for AskMeNow's operations for approximately 12 months. There can be no assurance that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The inability to obtain sufficient funds may require the Company to delay or curtail its operations.

FINANCIAL STATEMENTS QUESTION THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

      The Company's accountants issued a qualified report on the Company's audited financial statements as of and for the year ended December 31, 2005. Their report raised substantial doubt the Company's ability to continue as a going concern. In addition, Note 10 of our Notes to Consolidated Financial Statements, for the period ended December 31, 2005 states that the Company's continued existence is dependent upon its ability to raise capital and successfully market and sell its products. See "Report of Independent Registered Public Accounting Firm" and Note 10 of Notes to Consolidated Financial Statements."

IBP HAS ONLY LIMITED REVENUE TO DATE AND IS DEPENDENT ON A SINGLE PRODUCT.

      IBP currently offers only one product, the AskMeNow(TM) service, and unless and until an acquisition is completed, this product will account for substantially all of the Company's revenues, if any, for the foreseeable future. All of the proceeds of our July 2005 offering were used through December 2005 to launch and commercialize our AskMeNow service. Therefore, the prospects for our initial services are entirely dependent upon the future performance of a single product and a single business. We do not have the resources to re-introduce our product or to diversify our business if our initial product launch is unsuccessful.

WE WERE RECENTLY ORGANIZED AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

      InfoByPhone organized our first operating company in January 2004, completed our reverse merger and became a public reporting company in June 2005, and has a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

IF WE CANNOT ESTABLISH SUFFICIENT USAGE OF THE ASKMENOW SERVICE AMONG CELL PHONE AND HAND-HELD DEVICE USERS, OUR BUSINESS WILL FAIL.

      We will be successful only if a significant number of cell phone and hand-held device users adopt our services as a method of making inquiries over their cell phones and hand-held devices. Cell phone and hand-held device users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to find information over their cell phones and hand-held devices. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our service because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. We cannot assure you that sufficient acceptance of our search technologies and services will occur in order to maintain our viability.

OUR GROWTH WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN NEW USERS THROUGH EFFECTIVE PROMOTIONAL CAMPAIGNS.

      We believe that favorable consumer and business community perceptions of the Company's brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is we might experience no net increase in our brand recognition or brand loyalty or our number of new users. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty in a cost-effective manner, we are unlikely to attract new users and our existing user base might shrink through attrition.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO DEVELOP AND EXPAND OUR CUSTOMER BASE AND EXPAND INTO NEW MARKETS AND INDUSTRIES.

      Our success will depend on our ability to market the AskMeNow service, and to continue to develop and introduce new products and professional services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving customer requirements, and otherwise achieve market acceptance. Any failure by us to anticipate or respond adequately to changes in technology, or any significant delays in our development efforts, could make our services unmarketable or obsolete. We may not be successful in developing and marketing quickly and effectively. In addition, we may not be able to offer future versions or upgrades of our products that respond to technological advances or new market requirements.

      Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. We cannot be certain that we will successfully complete these enhancements within the necessary time period or that customers will accept our new products, or any future products. Our failure to complete the enhancement of these products or the failure of our current or future products to gain or maintain market acceptance could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN THE MARKETS IN WHICH WE COMPETE.

      The market for the AskMeNow service is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our success will depend, in large part, on our ability to develop new technologies that anticipate changing customer requirements. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new technologies, our business, financial condition and results of operations would be adversely affected.

THE COMPANY IS DEPENDENT ON THIRD-PARTY PROVIDERS AND CONSULTANTS.

      The Company relies on a number of third-party providers to obtain information necessary to answer queries posed by users of the AskMeNow service. The Company has not obtained agreements from each of these parties which it is required to obtain, and may therefore be denied access to certain providers. The Company will also rely on third-party wireless providers to expand the market and platforms for the AskMeNow service. Should the Company be unable to enter into satisfactory arrangements with these parties or in the event of the failure of any third-party supplier, consultant, or other provider to timely perform their obligations or commitments, the AskMeNow service would be unable to operate in an efficient manner which could result in the loss of customers or a curtailment of its operations.

THE OPERATING PERFORMANCE OF COMPUTER SYSTEMS AND CELL PHONE PROVIDER INFRASTRUCTURE IS CRITICAL TO OUR BUSINESS AND REPUTATION.

      Any system failure, including network, software or hardware failure due to a computer virus or otherwise, that causes an interruption in our service or a decrease in our responsiveness could result in reduced cell phone and hand-held user traffic and reduced revenues for our business. In addition, any disruption to our customers' use of our service due to problems with cell-phone or hand-held networks may result in a reduction in the use of our service which will decrease our revenues.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND ADDITIONAL INTERNATIONAL EXPANSION EFFORTS MIGHT LOSE MONEY.

      Our main facility for AskMeNow is located in the Philippine Islands. Our foreign operations are subject to various risks associated with international operations, including:

      o     the impact of business cycles and downturns in foreign economies;

      o longer payment cycles and greater difficulty in accounts receivable collections;

      o time and resources required to comply with foreign regulatory requirements;

      o     unexpected changes in regulatory requirements;

      o     difficulties and costs of staffing and managing foreign operations;

      o potential tax liabilities if our transfer-pricing practices are successfully challenged by the tax authorities of the nations in which we operate;

      o reduced protection for intellectual property rights in some countries;

      o unanticipated tax costs associated with the cross-border use of intangible assets;

      o     political and economic instability;

      o     fluctuations in currency exchange rates;

      o difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers; and

      o competition in international markets from a broad range of competitors.

EXISTING OR NEW COMPETITORS MAY DEVELOP COMPETING OR SUPERIOR TECHNOLOGIES.

      IBP has developed and is continuing to develop its AskMeNow service. The Company is aware of several similar products which will likely compete with the AskMeNow service. Larger companies have the capital, technology, personnel, and marketing strength to support their existing products and develop new products to compete with the AskMeNow service. There can be no assurance that competing services will not emerge that may be superior and/or cheaper than the Company's AskMeNow service, or that similar technologies which may render the AskMeNow service obsolete or uncompetitive and prevent the Company from achieving or sustaining profitable operations.

      All of these factors result in greater challenges from our existing competitors as well as increasing competition from new competitors and require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, which would have a material adverse effect on our business, financial condition and results of operations

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY IS INADEQUATE, OUR COMPETITORS MAY GAIN ACCESS TO OUR CONTENT AND TECHNOLOGY.

      We seek to develop and maintain the proprietary aspects of our products and technology. To protect our proprietary content and technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, and trademark laws. We will seek to avoid disclosure of our trade secrets through a number of means including, but not limited to, requiring those persons with access to our proprietary information to execute work for hire agreements and restricting access to our source codes. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We do not currently have proprietary products or technologies that are patented and other parties may have dominating patent claims.

      Other parties may have patent rights relating to the same subject matter covered by our products or technologies, enabling them to prevent us from operating without obtaining a license and paying royalties. The validity and enforceability of our proprietary technology, if any, may also be affected by future legislative actions or judicial decisions. We have received no trademark registrations, and may not receive any. Potential trademarks may not provide us with any competitive advantages. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and intellectual property or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our intellectual property exits, piracy can be expected to be a persistent problem. In addition, the laws and enforcement mechanisms of some foreign countries do not protect our proprietary rights as much as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our content or other intellectual property.

      Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in implementation of our services or require us to enter into license agreements. Licenses, if required, may not be available on terms acceptable to us, the absence of which could seriously harm our business.

WE MAY NEED TO CHANGE OUR ASKMENOW NAME IF WE ARE INFRINGING UPON A PRIOR TRADEMARK.

      The trademark of our AskMeNow name may not be registrable, as two other parties, to date, have asserted a priority of use of their marks. In this regard, the Company has been advised by two different companies that its AskMeNow name is infringing upon their service mark and trademark. Although the Company believes that the names are different and the services provided are really distinguishable, it may be forced to change its AskMeNow name. In such event, the Company will incur significant time and expense to change its name.

A BREACH OF OUR SECURITY COULD DAMAGE OUR REPUTATION AND DETER CUSTOMERS FROM USING OUR SERVICES.

      We attempt to protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could reduce our ability to retain or attract customers, damage our reputation or subject us to litigation. We could be subject to denial of service, vandalism and other attacks on our systems by cell phone hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures might fail. Our insurance coverage might be insufficient to cover losses that result from such events.

IN ORDER TO OBTAIN MARKET ACCEPTANCE, WE WILL NEED TO EXPAND OUR OPERATIONS AND WE MAY NOT EFFECTIVELY MANAGE ANY FUTURE GROWTH.

           As of March 16, 2006, we employed 23 persons in the U.S, including 9 members of management. These persons include 11 full-time employees and 12 part-time employees. The Company's Philippine subsidiary employs approximately 150 persons. In the event our products and services obtain market acceptance, we will need to increase staffing and effectively train, motivate and manage our employees. We will need to scale up our operations in the Philippines in order to service our customers, however, there can be no assurance as to when, if ever, we will operate profitably. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Failure to manage growth effectively could harm the Company's business, financial condition, or results of operations.

      A key part of our strategy is growth, which may strain our resources. We cannot assure you that we will be able to manage our growth effectively. To manage future growth, we will be required to expand our management team and hire additional technical and skilled personnel, which we may not be able to do effectively. Our anticipated future growth in our operations will place a significant strain on our management systems and resources. We plan to add to our sales and marketing, customer support, and product development personnel. If we grow, we also will be required to continue to improve our operational and financial systems, procedures, and controls and expand, train, retain, and manage our employee base. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

      If our systems, procedures, and controls are inadequate to support our operations, our expansion would be halted, and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively would have a material adverse effect on our business, results of operations, and financial condition.

THE DEPARTURE OF OR FAILURE TO RECRUIT KEY PERSONNEL COULD HAVE A DETRIMENTAL EFFECT ON THE COMPANY.

      Our success depends on identifying, hiring, training, and retaining professionals. If a significant number of our current employees or any of our senior managers resign, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenue. We cannot be assured that our key personnel will not leave us. We require work for hire agreements with substantially all of our technical and professional employees. There is no guarantee that the invention and confidentiality provisions contained in the work for hire agreements would be enforced by a court if the Company were to seek to enforce its rights under these provisions. Even if we retain our current employees, our management must continually recruit talented professionals for our business to grow. These professionals must have skills in software development, business strategy, marketing, branding, technology, and creative design. We compete intensely for qualified personnel with other companies. If we cannot attract, motivate, and retain qualified professionals, our business and results of operations will be materially and adversely affected.

      The Company's success is highly dependent on the retention of existing management and technical personnel, including Darryl Cohen, the Company's President and Chief Executive Officer. Although the Company has entered into a three-year Employment Agreement with Mr. Cohen, at this stage in the Company's history, the loss or unavailability of Mr. Cohen would be expected to seriously impede its ability to complete the development of the AskMeNow service. The Company also risks being unable to timely attract the highly skilled, experienced and motivated employees necessary to execute its business strategy.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

      Any new law or regulation pertaining to the cell phone usage and cell phone add on services or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the usage and cell phone add on services. These laws or regulations may relate to liability for information retrieved from or transmitted over the cell phone, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like us that provide electronic commerce services.

      We file tax returns in such states as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the cell phone or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and seriously harm our profitability.

      Legislation limiting the ability of the states to impose taxes on cell phone-based transactions was enacted by the United States Congress. Legislation imposing a three-year moratorium on certain state taxes on electronic commerce transactions, known as the Internet Tax Freedom Act, was enacted by the United States Congress in 1998, and subsequently extended to October 31, 2007. The moratorium applies to multiple or discriminatory taxes on electronic commerce, except for those in effect on the date of legislative enactment in 1998. It is unclear what action, if any, Congress might take next with respect to state taxation of electronic and its failure to renew the current moratorium would allow states to impose new taxes on electronic and cell-phone based commerce. The imposition of such taxes on services such as ours could impair the growth the growth of the electronic commerce marketplace and impair our ability to remain profitable.

      Due to the nature of the cell phone, it is possible that the governments of other states and foreign countries might attempt to regulate cell phone transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws might be modified and new laws might be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

WE MAY NOT BE SUCCESSFUL IN OUR EXPANSION EFFORTS.

      We have a strategy to expand our operations through strategic acquisitions, the first of which is the pending Karrell Exchange. There can be no assurance we will obtain the necessary financing from the March 2006 Offering, or any other financing, to complete any acquisitions. In the case of debt funding, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payment, in which case, we will be required to pay them out of our operations which may then be adversely affected. Furthermore, there can be no assurance we will be able to successfully complete the integration of any future acquired business nor that such acquisition will be profitable and enable us to grow our business.

UNDISCLOSED LIABILITIES ASSOCIATED WITH REVERSE MERGER.

      As disclosed under "Business - Legal Proceedings" above, there were significant undisclosed liabilities that were either misrepresented to us or that we were unable to discover prior to the Reverse Merger. The indemnities and warranties which InfoByPhone received are not expected to fully cover such liabilities due to, among other things, the financial condition of OWE and the unresponsiveness of its principals to our demands. While we intend to fully pursue all legal recourse against such persons, there can be no assurance we will be held harmless, in which case our operations may be adversely affected.

SECURITIES RISKS

DIFFICULT OF TRADING AND OBTAINING QUOTATIONS FOR OUR COMMON STOCK.

      Although Ocean West Common Stock is quoted on the OTCBB, trading of its common stock is limited. There can be no assurance a more active market for such common stock will develop. Accordingly, investors must therefore bear the economic risk of an investment in the Shares for an indefinite period of time. Even if an active market develops for our shares, Rule 144 promulgated under the Securities Act ("Rule 144"), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill our reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

ASSOCIATED PERSONS AND OTHER PERSONS AFFILIATED WITH THE PLACEMENT AGENT OWN IN THE AGGREGATE MORE THAN 10% OF OUR OUTSTANDING SHARES.

      As of March 21, 2006, our Placement Agent owned 395,000 shares of Ocean West and Robert DePalo, the Chairman, Robert Fallah, the Co-Chairman, Ronald Heineman the President, George Davanzo the CEO and Michael Morris, the executive vice president and a registered representative with the Placement Agent, owned in the aggregate approximately 1,000,000 shares, of our Common Stock. In addition, counsel to the Placement Agent and the wife of Mr. DePalo (as to which shares he disclaims beneficial interest) owned approximately 500,000 shares.

OUR COMMON STOCK MAY BE CONSIDERED "A PENNY STOCK" AND BE DIFFICULT TO SELL.

      Our Common Stock is subject to Rule 15g-9 under the Exchange Act. Our Common Stock is deemed to be a "penny stock" which is an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares. In addition, since our Common Stock is currently traded on the OTCBB, investors may find it difficult to obtain accurate quotations of our Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price or an adverse effect on our ability to raise additional capital.

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE, AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF ITS STOCK.

      Sales of a significant number of shares of the Ocean West Common Stock in the public market could harm the market price of our Common Stock. As additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of the shares issued in the recent Offering, and otherwise, the supply of the Ocean West Common Stock will increase, which could decrease its price. We currently have a pending registration statement concerning the resale of 16,377,899 shares of Common Stock. Some or all of the shares of our Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Ocean West Common Stock in an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or a national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

AUTHORIZED SHARE CAPITAL AS AN ANTI-TAKEOVER DEVICE.

      The Company currently has 35.6 million shares of Common Stock authorized and 10 million shares of serial preferred stock. As part of the April 2005 Exchange Agreement, Management obtained approval to increase the number of authorized shares of Common Stock from 35.6 million to 100 million shares which is awaiting SEC approval. The reason for the increase is that Management does not believe it has sufficient shares for future growth, including potential acquisitions. The preferred stock may be issued in series from time to time with such designation, voting and other rights, performances and limitations as the Board of Directors may determine by resolutions. The Board of Directors will have the authority to issue a significant number of shares of both Common Stock and preferred stock without further shareholder approval. This may have an anti-takeover effect of delaying or preventing a change of control without further action by shareholders. Although the preferred stock is not designed to prevent a change in control, it could be used to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company and therefore protect the continuity of the Company's Management.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, AND THE LACK OF DIVIDENDS MAY HAVE A NEGATIVE EFFECT ON THE STOCK PRICE.

      We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain its future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

WE ARE SUBJECT TO CRITICAL ACCOUNTING POLICIES, AND WE MAY INTERPRET OR IMPLEMENT REQUIRED POLICIES INCORRECTLY.

      We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

ITEM 7. FINANCIAL STATEMENTS.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm                F-1

      Consolidated Balance Sheet as of December 31, 2005 (Unaudited)         F-2

      Consolidated Statement of Operations for the Year Ended
      December 31, 2005 and for the Period from January 7, 2004
      (Inception) to December 31, 2004                                       F-3

      Consolidated Statement of Changes in Stockholders' Deficiency
      for the Year Ended December 31, 2005 and for the Period from
      January 7, 2004 (Inception) to December 31, 2004                       F-4

      Consolidated Statement of Cash Flows for the Year Ended
      December 31, 2005 and for the Period from January 7, 2004
      (Inception) to December 31, 2004                                       F-5

      Notes to Consolidated Financial Statements (Unaudited) as of
      December 31, 2005                                                      F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
  Ocean West Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ocean West Holding Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2005 and for the period from January 7, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Ocean West Holding Corporation and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from January 7, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a net loss of $8,819,720, a working capital deficiency of $74,231 and net cash used in operations of $2,042,741. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 11, 2006

Item 1.  Financial Statements


                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               December 31, 20005
                                    (Audited)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
  Cash                                                                                   $   159,622
  Prepaid expenses and other current assets                                                   47,592
                                                                                         -----------
 Total Currents Assets                                                                       207,214

PROPERTY AND EQUIPMENT, NET                                                                  245,477

OTHER ASSETS
Deposits                                                                                      33,900
                                                                                         -----------

  TOTAL ASSETS                                                                           $   486,591
                                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payable                                                                          $   197,368
Accrued expenses                                                                              84,077
                                                                                         -----------
 Total Current Liabilities                                                                   281,445

COMMITMENTS AND CONTINGENCIES                                                                   --

STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                                     --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                    --
Preferred stock Series E 680 shares authorized none issued and outstanding                      --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                    --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                    --
Preferred stock Series I 125 shares authorized none issued and outstanding                      --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                    --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                    --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                   --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding          --
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding            --
Common stock $0.01 par value, authorized 30,000,000 shares                                      --
25,966,612 shares issued and outstanding                                                     259,667
Additional paid-in capital                                                                 9,793,915
Deferred compensation                                                                       (235,473)
Foreign currency translation                                                                   1,602
Accumulated deficit                                                                       (9,614,565)
                                                                                         -----------
 Total Stockholders' Equity                                                                  205,146
                                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   486,591
                                                                                         ===========

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                    (Audited)

                                                                  For the period
                                                     For the      January 7, 2004
                                                   year ended     (Inception) to
                                                   December 31,     December 31,
                                                      2005             2004
                                                   ------------    ------------
REVENUE                                            $     10,838    $      2,848
                                                   ------------    ------------
COSTS AND OPERATING EXPENSES

Selling expense                                         268,591          36,215
Research and development                                338,998          33,032
Cost of revenue                                         683,774          74,934
General and administrative expenses                     953,705         279,927
Professional fees                                       650,767         127,845
Payroll expense                                         303,995         198,865
Stock compensation                                    1,582,275          46,875
                                                   ------------    ------------
  Total Operating Expesnes                            4,782,105         797,693
                                                   ------------    ------------

NET LOSS FROM OPERATIONS                             (4,771,267)       (794,845)
                                                   ------------    ------------

OTHER EXPENSES
Interest                                                 (4,186)           --
                                                   ------------    ------------
Loss before income taxes                             (4,775,453)       (794,845)

Income taxes                                               --              --
                                                   ------------    ------------
Loss from continuing operations                      (4,775,453)       (794,845)

DISCONTINUED OPERATIONS, Net of taxes
Loss from discontinued operations                      (906,787)           --
Gain on sale of subsidiary                            2,873,177            --
Impairment of goodwill                               (6,010,657)           --
                                                   ------------    ------------

NET LOSS FROM DISCOUNTINUED OPERATIONS,
 Net of taxes                                        (4,044,267)           --
                                                   ------------    ------------

NET LOSS                                           $ (8,819,720)   $   (794,845)
                                                   ============    ============

Net loss per common share - basic and diluted
   from continued operations                       $      (0.32)   $      (0.44)

Net Loss per common share - basic and
   diluted from discontinued operations                   (0.27)           --
                                                   ------------    ------------
                                                   $      (0.59)   $      (0.44)
                                                   ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                    15,028,793       1,796,882
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                         For the Period January 7, 2004
                              to December 31, 2005
                                    (Audited)
--------------------------------------------------------------------------------

                                             Preferred Stock             Common Stock           Additional
                                          -----------------------  --------------------------    Paid-in
                                           Shares       Amount       Shares         Amount       Capitial
                                          ----------   ----------  ------------   -----------   -----------
Common stock issued to founders for cash          -   $        -     1,465,000   $    14,650   $    69,850

Common Stock issued in reverse merger             -            -       355,000         3,550        (3,514)

Sale of common stock and warrants                 -            -       483,123         4,831       478,292

Option expense                                    -            -             -             -       225,000

Proceeds from exercise of stock option            -            -       300,000         3,000        72,000

Net loss (inception) to December 31, 2004         -            -             -             -             -
                                          ----------   ----------  ------------   -----------   -----------

BALANCE, DECEMBER 31, 2004                        -   $        -     2,603,123   $    26,031   $   841,628

Sale of common Stock                              -            -    13,011,712       130,118     3,371,915

Shares issued for services                        -            -     2,662,440        26,625       662,439

Shares issued for consulting                      -            -     2,103,333        21,033       557,726

Shares issued in reverse merger                   -            -     5,586,004        55,860     3,988,407

Warrants issued for consulting fees               -            -             -             -       371,800

Amortizarion of consulting contracts              -            -             -             -             -

Amortization of warrants                          -            -             -             -             -

Net Loss                                          -            -             -             -             -

Other comprehesive income


Total Comprehensive Loss


                                          ----------   ----------  ------------   -----------   -----------

Balance December 31, 2005                         -   $        -    25,966,612   $   259,667   $ 9,793,915
                                          ==========   ==========  ============   ===========   ===========

                                                               Other
                                             Deferred      Comprehensive   Accumulated
                                            Compensation      Income         Deficit         Total
                                           -------------   -------------   ------------   ------------
Common stock issued to founders for cash   $          -    $          -   $          -   $     84,500

Common Stock issued in reverse merger                 -               -              -             36

Sale of common stock and warrants                     -               -              -        483,123

Option expense                                 (178,125)              -              -         46,875

Proceeds from exercise of stock option                -               -              -         75,000

  (inception) to December 31, 2004                    -               -       (794,845)      (794,845)
                                           -------------   -------------   ------------   ------------

BALANCE, DECEMBER 31, 2004                 $   (178,125)   $          -   $   (794,845)  $   (105,311)

Sale of common Stock                                  -               -              -      3,502,033

Shares issued for services                            -               -              -        689,064

Shares issued for consulting                          -               -              -        578,759

Shares issued in reverse merger                       -               -              -      4,044,267

Warrants issued for consulting fees            (371,800)              -              -              -

Amortizarion of consulting contracts            178,125               -              -        178,125

Amortization of warrants                        136,327               -              -        136,327

Net Loss                                              -               -     (8,819,720)    (8,819,720)

Other comprehesive income                                         1,602                         1,602
                                                                                          ------------

Total Comprehensive Loss                                                                   (8,818,118)
                                                                                          ============

                                           -------------   -------------   ------------   ------------

Balance December 31, 2005                  $   (235,473)   $      1,602   $ (9,614,565)  $    205,146
                                           =============   =============   ============   ============

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
       For the Year Ended December 31, 2005 and the Period January 7, 2004
                              to December 31, 2004
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                For the Period
                                                            For the year       Jaunuary 7, 2004
                                                                Ended           (Inception) to
                                                             December 31,        December 31,
                                                                2005                2004
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from contining operations                      $(4,775,453)        $  (794,845)
     Net loss from discontinued operations                    (4,044,267)               --
                                                             -----------         -----------
     Net loss                                                 (8,819,720)           (794,845)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation                                               18,819               3,624
       Equity issued for services                              1,582,275              46,875
     Changes in operating assets and liabilities
       Decrease / (Increase) in accounts receivable                1,350              (1,350)
       Increase in prepaid expenses                              (47,592)               --
       Decrease / (Increase) in deposits                         (32,400)             (1,500)
       Increase in accounts payable                               94,744             102,624
       Increase in accrued expenses                               64,044              20,033
       Increase / (Decrease) in deferred revenue                  (5,712)              5,712
       Discontinued operations, net                            5,101,451                --
                                                             -----------         -----------
Net Cash  Used In Operating Activities                        (2,042,741)           (618,827)
                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                    (241,651)            (26,269)
       Discontinued operations, net                              719,990                --
                                                             -----------         -----------
Net Cash (Used In) Provided by Investing Activities              478,339             (26,269)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                               (2,437)              2,437
     Proceeds from note payable                                  100,000                --
     Repayment of note payable                                  (100,000)               --
     Proceeds from issuance of common stock                    3,502,033             642,659
     Discontinued operations, net                             (1,777,174)               --
                                                             -----------         -----------
Net Cash Provided By Financing Activities                      1,722,422             645,096
                                                             -----------         -----------

EXCHANGE RATE GAIN                                                 1,602                --
                                                             -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        159,622                --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      --                  --
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   159,622                --
                                                             ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                           $     2,140         $         -
                                                             ===========         ===========
     Income taxes                                            $         -         $         -
                                                             ===========         ===========

          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF December 31, 2005
                                     AUDITED

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

      (A) Basis of Presentation and Organization

      InfoByPhone, Inc. is a Delaware corporation formed on June 10, 2004. AskMeKnow, Inc. is a Philippine Corpoartion formed on August 11, 2005. InfoByPhone, Inc. provides information services and content through its AskMeNow service to mobile devices. This service allows mobile users to ask questions through text messaging/SMS, email, or voice system and receive answers via text messaging.

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

      Pursuant to a share purchase agreement, dated June 6, 2005, InfoByPhone, Inc., ("IBP") consummated an agreement with Ocean West Holding Corporation (the "Company"), pursuant to which IBP exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares or approximately 56% of the common stock of Ocean West Holding Corporation. This transaction has been accounted for as a reverse acquisition . Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, IBP, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of IBP, with the net assets of the Company deemed to have been acquired and recorded at its fair market value. The Statements of Operations includes the results of IBP for the year ended December 31, 2005 and those of Ocean West Holding Corporation from June 6, 2005 to December 31, 2005 and Ocean West Enterprises, Inc. ("OWE") from June 6, 2005 to December 30, 2005.

      Pursuant to the terms and conditions of the Securities Exchange Agreement and Plan of Reorganization dated as of April 4, 2005 (the "Exchange Agreement"), the Company agreed to spin-off or otherwise dispose of OWE, and for IBP to become the sole operating business of the Company. Pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc. (the "Buyer") a recently formed unaffiliated Delaware corporation, purchased 100% of the capital stock of OWE (the "Purchased Shares"). The Buyer paid $1.00 for the Purchased Shares, and acknowledged that pursuant to the Exchange Agreement, OWE had previously assumed all liabilities and obligations of the Company.

      OWE was a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. OWE income was generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors.

      Ocean West Holding Corporation and its wholly-owned subsidiaries InfoByPhone, Inc., Ocean West Enterprises, Inc. for the period June 6, 2005 to December 30, 2005, AskMeNow, Inc., and InfoByPhone, LLC are hereinafter referred to as (the "Company").



NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Principles of Consolidation

      The consolidated financial statements for the year ended December 31, 2005 include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., Ocean West Enterprises, Inc. for the period June 6, 2005 to December 30, 2005, AskMeNow, Inc, and InfoByPhone, LLC. Intercompany accounts and transactions have been eliminated in consolidation. On May 23, 2005, the Board approved the spin-off of Ocean West Enterprises ("OWE") to stock holders of record on that date, subject to the spin-off being declared effective by the SEC. The Exchange Agreement permitted either the spin-off or sale of OWE. Since the Company could not complete the spin-off as of December 30, 2005, the Company sold OWE for $1.00. The Operations have been included in discontinued operations as of December 31, 2005.

      (B) Revenue Recognition

      During 2004, revenue was recognized over the service period. The Company bills for its services one year in advance. All prepaid annual service revenue is deferred and recognized over the service period. During 2005, the Company changed its billing method. For all submitted questions, the company recognizes revenue at the time of the inquiry. For advertising space sold, the company recognizes revenue over the period the advertisement is displayed.


      (C) Cash and Cash Equivalents

      The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2005 there were no cash equilavents.

      (D) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including accounts receivable, accounts payable and loans payable approximate fair value due to the relatively short period to maturity for this instrument.

      (E) Concentrations of Risk

      During 2005, the Company's formed a subsidiary in the Philippines. As of December 31, 2005, 69% of the Company's assets are located in the Philippines.

      (F) Concentration of Credit Risk

      The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2005 and 2004, the Company had no amounts, in excess of FDIC insurance limits. At December 31, 2005, the Company had total cash of $141,051 in banks located in the Philippines.

      During 2005, two customers accounted for 33% and 54% of the Company's sales. For the period January 7, 2004 (Inception) to December 31, 2004 one customer accounted for 100% of the Company's sales.

      (G) Use of Accounting Estimates

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

      (H) Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is five years, estimated useful life of the office furniture is seven years and the estimated useful life of leasehold improvement is 3 years.

      (I) Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to operations for the year ended December 31, 2005 and for the period from January 7, 2004 (Inception) to December 31, 2004 were $268,591 and $17,356, respectively.

      (J)  Goodwill

      Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company reviews the goodwill of all of its reporting units on at least an annual basis to ensure its fair value is in excess of its carrying value in the financial statements. Any impairment in the value of goodwill is charged to income in the period such impairment is determined.

      (K) Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (L) Other Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises a gain on foreign translation.

      (M) Foreign Currency Translation

      The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of December 31, 2005, the translation adjustment was $1,602.

      (N) Loss Per Share

      The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2005 and 2004, were 3,033,543 and 483,123, respectively. There were no dilutive securities outstanding for the period ended December 31, 2004.

      (O) Business Segments

      The Company operates in one segment, mobile devices. The Company's mortgage services Division had been disposed of as of December 30, 2005 and the amounts from its operations have been included in discontinued operations.

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

      (Q) Research and Development

      Research and development expenses include payroll, employee benefits and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, all research and development costs are expensed when incurred.

      (R) Recent Accounting Pronouncements

       In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any VIEs.

       In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"("SFAS 151") This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company's financial statements.

       In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this statement on the financial statements.

       In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
       (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

       SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 3 PROPERTY AND EQUIPMENT

      At December 31, 2005 property and equipment consisted of the following:

            Computer equipment                            $144,162
            Office furniture                                83,538
            Leasehold improvements                          40,220
            Less accumulated depreciation                  (22,443)
                                                          ---------
                                                          $245,477
                                                          =========

            Depreciation expense for the year ended December 31, 2005 and the Period January 7, 2004 to December 31, 2004 were $18,819 and $3,624, respectively.


NOTE 4 PROMISSORY NOTE

      The Company received $100,000 under a secured promissory note dated March 15, 2005. The note bears interest at 16% per annum. The note was fully paid as of December 31, 2005.

Note 5 INCOME TAXES

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the years ended December 31, 2005 and 2004 is summarized as follows:

     2005                               Current         Deferred        Total
                                      ------------     -----------    ----------

     Federal                       $        -       $       -      $      -
     State                                   800            -              800
     Foreign                                -               -             -
                                      ------------     -----------    ----------

                                   $         800    $       -      $       800
                                      ============     ===========    ==========

     2004

     Federal                       $        -       $       -      $      -
     State                                  -               -             -
     Foreign                                -               -             -
                                      ------------     -----------    ----------

                                   $        -       $       -      $      -
                                      ============     ===========    ==========

     Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

     Expected income tax expense (benefit) from operations at   $   (1,623,654)
       Federal tax rate
     State income tax                                                 (277,819)
     Foreign rate differential                                         136,483
     Permanente differences                                             11,675
     Valuation allowance                                             1,754,115
                                                                   -------------

                                                                $          800
                                                                   =============

     The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

     Deferred tax assets:                                2005           2004
                                                      ------------    ----------

     Net operating loss carryforward (benefit)     $  (2,024,362)  $  (270,247)
                                                      ------------    ----------
     Total gross deferred tax assets                  (2,024,362)     (270,247)
     Less valuation allowance                          2,024,362       270,247
                                                      ------------    ----------
     Net deferred tax assets                       $        -      $      -
                                                      ============    ==========

     The Company has a net operating loss carryforward of approximately $5,198,000 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 was $2,024,362. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $1,754,115.

NOTE 6 STOCKHOLDERS' EQUITY

A) Preferred Stock

      The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of December 31, 2005, the Company had no preferred stock outstanding.

      Currently, the Company has established the following series of preferred stock.

      Preferred Stock, Series C

      The Series C preferred stock is non-voting and is redeemable by the Company. The redemption price will include an annual rate of return of 12% on the original issuance price. The Series C preferred stock shall have a preference over the common stock of the Company.

      Preferred Stock, Series D

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

      Preferred Stock, Series E

      In The Series E preferred stock is non-voting and is redeemable at the Company's option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and D preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis.

      Preferred Stock, Series F

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

      Preferred Stock, Series G

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

      Preferred Stock, Series I

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

      Preferred Stock, Series K

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

      Preferred Stock, Series L

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

      Preferred Stock, Series M

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

      Preferred Stock, Series N

      The Series N preferred stock is nonvoting and is redeemable at the Company's option. The redemption price shall equal the issuance price. The Series N preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series N preferred stock does not entitle the holder to receive dividends.

      B) Common Stock

      Common Stock issued for services:

      During 2005, the Company issued 2,662,400 shares of common stock for services valued at $689,064. The Company recorded the fair value on the date of issuance based or current cash offering prices.

      Common Stock issued for consulting fees:

      During 2005, the Company issued a total of 2,103,333 shares of common stock valued at $578,759 to seven consultants for services. The Company recorded the fair market value on the date of issuance based on recent cash offering prices.

      Common Stock Sold, issued for cash:

      During 2004, the Company sold a total of 483,123 units that consist of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.00 per share that expires three years from the date of issuance for gross proceeds of $483,123.

      During 2005, the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500.

      In July, 2005, the Company completed a private placement of its securities the Company had sold 10,666,669 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,778,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash plus, the placement agent also received 1,066,710 shares of Common Stock equal to 10%, and a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. The proceeds received in this Offering were first used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering were used for research and development, marketing and for working capital and general corporate uses.

      During 2005, seven individuals exercised 200,000 common stock warrants with an exercise price of $2.00. The Company received cash of $400,000. In addition the Company issued these investors 200,000 new warrant at a price of $.90 per share expiring in October 2007. The warrants were treated as direct offering costs and the value was included in additional paid in capital.

      Option and Warrants issued for consulting fees:

      During 2003 OWE issued 448,420 warrants to several consultants for services with an exercise price of $.25 per share. These warrants expire in August 2007.

      The Company recognized expenses of $178,125 and $46,875 for the year ended December 31, 2005 and the period January 7, 2004 to December 31, 2004, respectively. During 2004, the Company issued 300,000 common stock warrants with an exercise price of $.25 to a consultant for services, the warrants expire in June, 2007. The Company recorded the fair market value of the options based on the intrinsic value of $225,000, which was the difference between the exercise price and the fair market value of the common stock on the date of grant. The term of the services was from October 2004 to March 31, 2005.

      During 2005, the Company issued a total of 200,000 common stock warrants with an exercise price of $.90 to a consultant for services expiring in November 2008. The Company recorded the fair market value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.5%, expected lives of five to ten years. The Company recorded $371,800, in accordance with the Black-Scholes pricing model. The term of the services was from November 2005 to February 2006. The Company recorded an expense of $136,327 for the year ended December 31, 2005 and deferred compensation of $235,473.


      Warrants
      ------------------------------------------  -----------

      Outstanding at beginning of year               931,543
      Granted                                        400,000
      Exercised                                     (200,000)
                                                  -----------

      Warrants at December 31, 2005                1,131,543
                                                  ===========



      Reverse Merger:

      On June 2, 2005, Ocean West Holding Corporation shareholders received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See Note 1). The shareholders received 44% of the voting stock. The shares were valued at the 5 day average of $4,044,267 at a price of $.72 per share.

Cash                                 $   229,312

Prepaid expenses                         343,983

Fixed assets, net                        162,978

Loans held for investments               327,700

Other assets                              67,926
                                     -----------
Total Assets
                                       1,131,899

Less Liabilities and notes payable    (3,098,289)
                                     -----------

Net liabilities acquired             $(1,966,390)
                                     ===========

Value of stock issued                $ 4,044,267

Liabilities acquired                   1,966,390
                                     -----------

Goodwill                             $ 6,010,657
                                     ===========

The Company fully impaired the value of the goodwill on December 30, 2005.

NOTE 7 STOCK OPTION PLAN

      Under the 2005 Management and Director Equity Incentive Stock Option Plan, the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants of the Company to purchase up to 2,000,000 shares of common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and the options' maximum term is ten years. Options are granted at various times and vest over various periods.

      During year ended December 31, 2005, the Company granted 1,920,000 stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss would have changed to the pro-forma amounts indicated below.

                                                                  2005
                                                               -----------
      Net loss available to common shareholders
                                            As Reported        $ (8,819,720)
                                              Pro Forma          (9,688,477)
      Basic and diluted loss per share
                                            As Reported        $       (.59)
                                              Pro Forma                (.64)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.5%, expected lives of five to ten years.

      A summary of the status of the Company's fixed stock option plan as of December 31, 2005 and the changes during the year ended is presented below:

                                                                                        Weighted Average
       Fixed Options                                                     Shares          Exercise Price
       -------------------------------------------------------------  -------------     ----------------
      Outstanding at beginning of year                                           --     $           --
      Granted                                                             1,920,000                .70
                                                                      -------------     ----------------

      Outstanding at December 31, 2005                                    1,920,000     $          .70
                                                                      =============     ================

      Options exercisable at December 31, 2005                            1,269,000
                                                                      =============

      Weighted average exercise price of options granted to employees
      during period ended  December 31, 2005                         $         .70
                                                                      =============

                                          Weighted
                           Number          Average          Weighted         Number           Weighted
                        Outstanding       Remaining         Average        Excersiable        Average
        Exercise        at December     Contractual        Exercise        at December        Exercise
          Price           31, 2005          Life             Price          31, 2005           Price
       ------------    -------------    -------------     ------------    -------------     ------------
       $.66-$.85           1,920,000         7.5             .70              1,269,000    $        .70

NOTE 8   DISCONTINUED OPERATIONS
------   -----------------------

      As of December 30, 2005, the Company sold the operation of Ocean West Enterprises, for $1.00. Accordingly, all amounts from June 6, 2005 (Date of acquisition) to December 30, 2005 have been reclassified to conform to this presentation.

      Discontinued operations for the period June 6, 2005 to December 30, 2005 are as follows:

                                                        2005
                                                     ---------

      Sales ....................................   $  402,515
      Cost of goods sold .......................     (217,681)
      Operating expenses .......................   (1,022,932)
      Other income (expense) ...................      (68,689)
                                                     ---------
      Income (loss) from discontinued operations   $ (906,787)
                                                     =========

NOTE 9 COMMITMENTS AND CONTINGENCIES


      Content Contracts:

      The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.


      Future minimum payments are approximately as follows:

      Year Ended December 31,

                   2006         $ 141,627
                   2007            33,850
                                  --------
                                $ 175,477
                                 =========

      LEASE COMMITMENTS

      The Company currently leases its primary office space pursuant to a lease expiring November 2008. That requires monthly payment of $5,514, with an annual increase of 1%. In addition, the Company leases additional space pursuant to a lease expiring November 2007. The Company also leases space in the Philippines, the lease agreement is for 12 months and has an annual renewal at the option of the lessee, with an annual increase of 10% maximum. Rent expense for the years ended December 31, 2005 and 2004 was $86,660 and $19,293, respectively.

      Future minimum lease payments are approximately as follows:

      Year Ended December 31,

                   2008         130,811
                   2009          91,955
                   2010          59,554
                                -------
                               $282,320
                                =======

      Employment Contacts:

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


      Litigation:

      The Company has been advised by Pioneer Credit Recovery, Inc. ("Pioneer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Ocean West Enterprises. The former principals of Ocean West Enterprises did not disclose to InfoByPhone or current management that they and Ocean West Enterprises had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. Government or any other party, the Company will seek indemnification from the former principals of Ocean West Enterprises and their affiliates under both the Exchange Agreement, as well as an Assignment and Assumption of Liabilities Agreement dated May 23, 2005. As of December 31, 2005 the Company has not accrued any amount for this guarantee.

      The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, has file a lawsuit against the Company in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

      The Company has received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart's claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of CDA and for CDA's failure to advise the Company's shareholders of the sale of OWHC until after the Reverse Merger.

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $8,819,720, a working capital deficiency of $74,231, and net cash used in operations of $2,042,741. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $500,000 per month to launch our product through 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2006 the Company completed bridge financing of $500,000 and loans from two individuals of $350,000 in addition the Company is seeking additional funding. The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 SUBSEQUENT EVENTS

      In January 2006, two individuals, one of whom is a director of the Company and one who is an unrelated third party loaned the Company $100,000 and $250,000, respectively. The loan is evidenced by 10% subordinated promissory notes due 60 days from the date of issuance. An aggregate of 35,000 warrants were issued to the lenders plus 17,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of March 27, 2006 the notes are in default.

      On March 1, 2006, the Company executed loan documents for a $200,000 bridge loan from two lenders, one of whom is the Company's Chief Executive Officer and the second is an unrelated third party. The Bridge Loan was completed on March 8, 2006 and is evidenced by secured promissory notes due on the earliest to occur of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital, or June 30, 2006.

      On March 10, 2006, the Company executed a Stock Exchange Agreement Karrell Pty Limited (the "Karrell"), an Australian corporation, and certain shareholders of Karrell (the "Karrell Shareholders"). Karrell, the holding company for a licensed Australian wagering services company, Capital Play Pty Limited, provides access to North American pari-mutuel horse racing pools for its customers. Pursuant to the Stock Exchange Agreement, the Karrell Shareholders have agreed to exchange, and the Company has agreed to acquire (the "Karrell Exchange") no less than 90% of the outstanding share capital of Karrell (the "Karrell Shares") for up to twenty million (20,000,000) shares of common stock of the Company, par value $.01 per share (the "Ocean West Shares"), subject to adjustment under certain circumstances. The Company is seeking to purchase 100% of the Karrell Shares and will use its reasonable efforts to purchase all shares prior to the closing date. The Company has agreed to make a capital contribution to Karrell of $4 million dollars in cash.

      On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of restricted stock which the Company agreed to register.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On July 28, 2005, the Company engaged Webb & Company, PA ("Webb") to act as the independent public accountant to audit Ocean West's financial statements for the year ending December 31, 2005, replacing De Joya & Company ("De Joya"). The Registrant made this change in independent public accountant because IBP has become the sole operating company of the Registrant and IBP decided to continue to use its existing auditors, Webb. On July 28, 2005, De Joya was dismissed as the Registrant's independent registered public accountant for the year ending September 30, 2005. Registrant's change in independent public accountant was approved by the full Board of Directors of the Registrant on July 28, 2005. De Joya did not audit the Registrant's financial statements. They were engaged on January 31, 2005 to replace Chavez & Koch, CPA's ("Chavez & Koch") who resigned because they decided to no longer represent public companies and did not renew its certificate with the Public Company Accounting Oversight Board ("PCAOB"). Chavez and Koch was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2004.

      The audit report of Chavez & Koch on the financial statements of the Registrant as of and for the fiscal year ended September 30, 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than to contain an explanatory paragraph as to the Registrant's ability to continue as a going concern.

      During the period from October 1, 2003 through July 28, 2005, there were no disagreements between the Company and De Joya, or the Company and Chavez, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to De Joya or Chavez's satisfaction would have caused De Joya or Chavez to make reference to the subject matter of the disagreement(s) in connection with our reports.

      During the period from October 1, 2003 through July 28, 2005, the Company did not consult with Webb with respect to any matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

      The Company's Chief Executive Officer (who is also the Chief Financial Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Company's Chief Executive Officer/Chief Financial Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. As of the end of the period covered by this annual report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-1-5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in reports the Company files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

      There have not been any material changes in the Company's affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2005.

                                    PART I

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS OF OCEAN WEST AND OCEAN WEST ENTERPRISES

      None of our existing officers, directors of employees continued as such following the Closing of the Transaction. Following the Closing of the Transaction, the IBP executive officers, directors and director nominees became the executive officers, directors and director nominees as listed below. The election of Mr. Cohen and Mr. Smith as directors became effective immediately. The election of Mr. Sordi became effective on July 18, 2005, the eleventh day after mailing of a separate Information Statement in accordance with Section 14(f) and Rule 14f-1 of the Exchange Act. The following are our current executive officers and directors and their respective ages and positions as of the date of this filing:

NAMES            AGES    POSITIONS
---------------- ------- -------------------------------
Darryl Cohen     54      Chairman, Chief Executive Officer and Director
Alan Smith       53      Director
Sandro Sordi     46      Director

      DARRYL COHEN has been chairman, chief executive officer and a Director of the Company since June 2005 and of IBP since September 2004. Prior to that, Darryl Cohen served as chairman and chief executive officer of Ramp Corp. (RCO-Amex), a company that through its wholly-owned subsidiaries provides Internet-based communication, data integration, and transaction processing technologies designed to provide access to safer and better healthcare from September 2002 through April 2004. On June 2, 2005, Ramp Corporation filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Petition #:
05-14006-alg).

      Prior to becoming Ramp's chairman and chief executive officer in September 2002, Cohen invested in public and private companies, frequently working with management in the areas of marketing strategy and financing. Before that, he was president of DCNL Incorporated, a privately held beauty supply manufacturer and distributor he founded in 1988 and sold to Helen of Troy in 1998. During his tenure as president of DCNL, Cohen was also co-owner and president of Basics Beauty Supply Stores, a chain of retail stores in California, from 1985 -1999. He has also owned businesses in the food-services and gift industries, and holds a BA in Political Science from the University of California at Berkeley.

      ALAN SMITH has been a director of the Company since June 2005 and of IBP since April, 2005. For the past two years, Mr. Smith has been involved in personal investments and new investment opportunities. Prior to this period, he was the owner/president of Aaron Kamhi Inc., an apparel manufacturing company specializing in private label products for chain and department stores, at which he worked for 25 years. He was involved in all aspects of the business. Mr. Smith has been actively involved in community programs working with youth for the past 20 years.

      SANDRO SORDI became a director of the Company on July 18, 2005. He currently serves as the General Counsel for the RS Group of Companies, Inc., a holding company for a group of insurance and finance related businesses and affinity program managers. Mr. Sordi joined the RS Group in 2003 where, as its General Counsel and a Director, he has taken a leading role in developing the company's growth strategy and engaging in negotiations of all types. Prior thereto, from 1990 Mr. Sordi was engaged in the private practice of law as a sole practitioner in addition to being involved in certain investment projects. Mr. Sordi has been a member of the Florida Bar since 1990, having earned his Juris Doctor from the University of Miami, Florida and his B.A. (Honors) from York University in Toronto, Canada.

Board of Directors Committees and Meetings

         Currently, our entire Board of Directors acts as audit, nominating, corporate governance and compensation committees. Mr. Alan Smith is the Chairman of the audit committee and compensation committee, and Mr. Sordi is the Chairman of the nominating and corporate governance committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it and written representations from the Company's reporting persons, the Company believes that all of the Company's reporting persons have filed their respective Section 16(a) forms for the year ended December 31, 2005 except that current management has no knowledge of late filings by prior management.

CODE OF ETHICS

      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that is designed to comply with Item 406 of Regulation S-B. A copy of the Company's Code of Ethics is available at the Company's website at www.askmenow.com. A copy of the Company's Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Corporate Secretary, Ocean West Holding Corporation, 26 Executive Park, Suite 250, Irvine, CA 92614.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2005 and the period from January 7, 2004 (Inception) to December 31, 2004 or accrued within the current fiscal year as to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation
      Name and                                                                  Other Annual
 Principal Position                          Year     Salary ($)   Bonus ($)   Compensation ($)
 ------------------                        --------   ---------   ---------   ----------------
Darryl Cohen, President,
Chief Executive Officer                    12/31/05   110,000         *               *

Marshall L. Stewart, President,            12/31/05   None            0               0
Chief Executive Officer                    09/30/04   180,000
Daryl Meddings,  Executive Vice            12/31/05   None            0               0
President, Chief Financial Officer         09/30/04   180,000
Wayne K. Bailey, Chief Financal            12/31/05   None            0               0
Officer                                    09/30/04    -0-
      *= see "Employment Agreements" below

EMPLOYMENT AGREEMENTS

      On July 19, 2005, IBP, our wholly-owned subsidiary, entered into a three-year employment contract with Darryl Cohen as President and Chief Executive Officer. Mr. Cohen is being compensated at the rate of not less than $110,000. Mr. Cohen was granted options to purchase 200,000 shares of Common Stock at $.70 per share under his employment agreement. Mr. Cohen is entitled to an annual incentive bonus at each anniversary date of his agreement equal to (i) up to one-half of his then salary, plus (ii) up to 50,000 options and at the end of each 90 day period of employment (except that period coinciding with an anniversary date) up to 25,000 options.

      In the event Mr. Cohen's employment is terminated for death, disability or for Good Reason (as defined) Mr. Cohen or his estate shall be entitled to severance of 50% of his base salary plus bonuses for the prior year. During the term of his Agreement, or if terminated for cause (as defined) for the balance of the term and for a period of 12 months after termination of employment Mr. Cohen agreed not to compete with the Company's current business or at any time during the term concluded by the Company. For a two-year period following termination of Mr. Cohen's employment, he agreed not to solicit clients to discontinue their relationship with the Company or solicit any employee to discontinue employment with the Company.

      The Company has entered into substantially similar employment agreements with Jeffrey Mahl and Donald Stern, as Chief Revenue and Content Officer and Chief Technology Officer, respectively, neither of which is an executive officer. Each is being paid at the rate of $110,000 per annum for a one-year term which commenced in July 2005 and which term may be extended by mutual agreement. Each officer is eligible for a discretionary bonus of up to one-half of his then salary.

      Messrs. Mahl and Stern were each granted options to purchase 200,000 shares of common stock vesting 50,000 shares immediately and 50,000 shares every 90 days thereafter for the next 9 months. If their employment is terminated for death, disability or other than for cause (as defined), each shall be entitled to four months' salary as severance.

      No amounts are accrued for the deferred compensation as Ocean West has had no pre-tax profits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      NONE.

2005 MANAGEMENT AND DIRECTOR EQUITY INCENTIVE AND COMPENSATION PLAN

      The Company has adopted the 2005 Management and Director Equity Incentive and Compensation Plan (the "2005 Plan") in order to motivate participants by means of stock options and restricted shares to achieve the Company's long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2005 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of our subsidiaries. The 2005 Plan which is administered by our Board of Directors, authorizes the issuance of a maximum of 2,000,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2005 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("ISO's"), or non-qualified stock options ("NQSO's"). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2005 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2005 Plan will terminate on June 6, 2015.

      On July 19, 2005, the Board of Directors granted Alan Smith and Sandro Sordi, the two independent members of the Board of Directors, options to each purchase 40,000 shares of Common Stock outside of the 2005 Plan. These non-qualified stock options are exercisable for 10 years commencing on July 20, 2005 at $.70 per share, with 25,000 shares vested immediately for prior services and an additional 5,000 shares vested each four months from July 19, 2005 until fully vested 12 months later.

      On July 20, 2005, the Board of Directors granted Darryl Cohen an option under his employment contract to purchase 200,000 shares of Common stock exercisable for up to 10 years at $.70 per share. Fifty (50,000) thousand shares vested immediately and 50,000 shares will vest every 90 days thereafter for 9 months.

      On December 20, 2005, the Board of Directors authorized amendments to the above-described options granted to Darryl Cohen, Alan Smith and Sandro Sordi, to provide upon a change of control (as defined) for (i) acceleration of all unvested options and (ii) the grant of a NQSO at the then fair market value equal in amount to their existing options of 200,000, 40,000 and 40,000 shares, respectively.

      In addition, options to purchase an aggregate of 1,786,500 shares of Common Stock have been granted under the 2005 Plan to 25 non-officer employees and non-directors as of April 13, 2006. NQSO's to purchase an aggregate of 350,000 shares of Common Stock outside of the 2005 Plan have been granted to five persons as of April 13, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of March 16, 2006 management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

      The following table sets forth information with respect to beneficial ownership of issued and outstanding stock of Ocean West by each director, the Chief Executive Officer of the Corporation, the other named executive officers, all executive officers and directors as a group and beneficial owners of more than five percent of the 25,967,012 outstanding shares of Common Stock as of April 12, 2006:


                                                     TOTAL NUMBER OF
                                                     SECURITIES OWNED PERCENT OF
NAME OF BENEFICIAL OWNER             TITLE OF CLASS   BENEFICIALLY(5)  CLASS (1)
                                     --------------  ---------------  ----------
Darryl Cohen(3)                      Common Stock    1,095,667(2)        4.2%
                                     --------------  ---------------  ----------

Alan Smith(3)                        Common Stock    85,000(4)            --
                                     --------------  ---------------  ----------

Sandro Sordi(3)                      Common Stock    35,000(4)(5)         --
                                     --------------  ---------------  ----------

Yvon Cormier(6)                      Common Stock    2,050,000           7.9%
                                     --------------  ---------------  ----------

Total number of shares               Common Stock    1,215,677           4.6%
owned by directors and               --------------  ---------------  ----------
executive officers as a group
(3 persons)
      ---------------------

      (1) Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights.

      (2) These shares are held in the name of "Darryl Cohen & Nini Cohen, TTEE, The Cohen Family Trust." Also includes 150,000 shares of Common Stock issuable under currently exercisable options, but does not include 50,000 shares of Common Stock issuable under options not current exercisable and 20,000 shares underlying warrants exercisable at $2.00 per share to be issued pursuant to the Exchange Agreement.

      (3) The mailing address of each person shown is c/o Ocean West Holding Corporation, 26 Executive Park, Suite 250, Irvine, California 92614.

      (4) Includes 35,000 shares of Common Stock issuable under currently exercisable options, but does not include 5,000 shares of Common Stock issuable under options not currently exercisable;

      (5) Does not include 733,334 shares beneficially owned by Mr. Sordi's wife, of which Shares he disclaims beneficial ownership.

      (6) The mailing address of this person is 59 Chandler Circle, Andover, MA 01810 based on information provided in a Schedule 13D filed on December 22, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

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

      See "Employment Agreements" - above for information on stock options and an employment agreement entered into by the Company with Darryl Cohen in 2005.

      Otherwise, none of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any presently proposed transaction which, in either case, has or will materially affect us.

      Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13. EXHIBITS

1. Exhibits.

  EXHIBIT
    NO.                      DESCRIPTION OF EXHIBIT                                           LOCATION
-------------  -----------------------------------------------------  -----------------------------------------------------------

    3.1        Certificate of Incorporation of Ocean West Holding     Previously filed as an exhibit to the Registration
               Corporation                                            Statement of Ocean West Holding Corporation (File No.
                                                                      333-95927) filed on February 1, 2000.

    3.2        Bylaws of Ocean West Holding Corporation               Previously filed as an exhibit to the Registration
                                                                      Statement of Ocean West Holding Corporation (File No.
                                                                      333-95927) filed on February 1, 2000.

    4.1        Common Stock Purchase Warrant Agreement Between        Previously   filed  as  an  exhibit  to  the  Registration
               Ocean West Holding Corporation and Registrar and       Statement  of Ocean  West  Holding  Corporation  (File No.
               Transfer Company                                       333-86484).


    4.2        Form of Common Stock Purchase  Warrant of Ocean West   Previously   filed  as  an  exhibit  to  the  Registrant's
               Holding  Corporation  dated January 17, 2006 (one of   Current  Report on Form 8-K,  filed on  January  31,  2006
               two  identical   warrants  each  in  the  amount  of   (File No. 000-49971).
               $250,000).

    4.3        Form of 10% Subordinated Promissory Note dated         Previously   filed  as  an  exhibit  to  the  Registrant's
               January 17, 2006 (one of two identical notes each      Current  Report on Form 8-K,  filed on  January  31,  2006
               in the amount of $250,000.                             (File No. 000-49971).

    4.4        Form of Common Stock Purchase Warrant dated January    Previously   filed  as  an  exhibit  to  the  Registrant's
               17, 2006.                                              Current  Report  on Form 8-K  filed on  January  31,  2006
                                                                      (File No. 000-49971).

    4.5        Form of Secured Promissory Note of Ocean West          Previously   filed  as  an  exhibit  to  the  Registrant's
               Holding Corporation dated March 1, 2006 (one of two    Current  Report on Form 8-K  filed on March 8, 2006  (File
               identical notes except for names each in the amount    No. 000-49971).
               of $100,000).

    4.6        Form of Affidavit for Judgment by Confession, dated    Previously   filed  as  an  exhibit  to  the  Registrant's
               March 1, 2006 (one of two identical affidavits,        Current  Report on Form 8-K  filed on March 8, 2006  (File
               except for names).                                     No. 000-49971).

    4.7        10% Subordinated Promissory Note due July 2, 2006      Filed herewith.

    10.1       Securities Exchange Agreement and Plan of              Previously   filed  as  an  exhibit  to  the  Registrant's
               Reorganization                                         Current  Report on Form 8-K,  filed on June 9, 2005  (File
                                                                      No. 000-49971).

    10.2       Joint Marketing Program Agreement dated as of          Previously   filed  as  an  exhibit  to  the  Registrant's
               October 5, 2005 between Avis Rent-A-Car System,        Current  Report on Form 8-K,  filed on  October  11,  2005
               Inc. and AskMeNow, Inc.                                (File No. 000-49971).

    10.3       Web Linking Agreement - BlackBerry MDS Studio dated    Previously   filed  as  an  exhibit  to  the  Registrant's
               as of September 22, 2005 between Research In Motion    Current  Report  on Form  8-K,  filed on  October  7, 2005
               Limited and InfoByPhone, Inc.                          (File No. 000-49971).

    10.4       InfoByPhone, LLC Ohio Lease                            Previously   filed  as  an  exhibit  to  the  Registrant's
                                                                      Registration  Statement  on Form SB-2,  filed on September
                                                                      14, 2005 (File No. 333-128314).

    10.5       Manila Lease                                           Previously  filed as an exhibit to Amendment  No. 1 to the
                                                                      Registrant's  Registration  Statement on Form SB-2,  filed on January 26, 2006 (File No. 333-128314).

    10.6       Irvine, California Lease                               Previously  filed as an exhibit to Amendment  No. 1 to the
                                                                      Registrant's  Registration  Statement on Form SB-2,  filed on January 26, 2006 (File No. 333-128314).

    10.7       Employment  Agreement  dated as of July 19,  2005 by   Previously  filed as an exhibit to Amendment  No. 1 to the
               and  between  Darryl  Cohen and Ocean  West  Holding   Registrant's  Registration  Statement on Form SB-2,  filed
               Corporation                                            on January 26, 2006 (File No. 333-128314).

    10.8       Exchange  Agreement,  dated as of November  30, 2005   Previously  filed as an exhibit to Amendment  No. 1 to the
               by and between  Ocean West Holding  Corporation  and   Registrant's  Registration  Statement on Form SB-2,  filed
               the holders of Common Stock Purchase Warrants          on January 26, 2006 (File No. 333-128314).

    10.9                  Stock  Purchase  Agreement,  dated  as of   Previously   filed  as  an  exhibit  to  the  Registrant's
               December   30,   2005,between   Ocean  West  Holding   Current  Report  on Form  8-K,  filed on  January  3, 2006
               Corporation and Container/ITW, Inc.                    (File No. 000-49971).


   10.10       Stock Exchange Agreement, dated as of March 10,        Previously   filed  as  an  exhibit  to  the  Registrant's
               2006, by and among Ocean West Holding Corporation,     Current  Report on Form 8-K, filed on March 16, 2006 (File
               Karrell Pty Limited and certain Karrell Shareholders   No. 000-49971).

   10.11       Wireless Application Distribution Agreement, dated     Previously filed as an exhibit to the  Registrant's  Current
               as of March 31, 2006, by and between InfoByPhone,      Report  on Form  8-K  filed on April  7,  2006  (File  No.
               Inc. and Rogers Wireless Partnership. 00049971).

   10.12       Assignment and Assumption of Liabilities Agreement     Previously   filed  as  an  exhibit  to  the  Registrant's
               dated as of May 23, 2005, by and among Ocean West      Current  Report on Form 8-K filed on August 15, 2005 (File
               Enterprises, Inc., Ocean West Holdings Corporation,    No. 000-49971).
               and Consumer Direct of America.

    16.1       Letter from DeJoya & Company, dated August 1, 2005     Previously   filed  as  an  exhibit  to  the  Registrant's
                                                                      Current  Report on Form 8-K, filed on August 2, 2005 (File
                                                                      No. 000-49971).

    16.2       Letter from Chavez and Koch, CPA, dated January 31,    Previously   filed  as  an  exhibit  to  the  Registrant's
               2005                                                   Current  Report on Form  8-K,  filed on  February  4, 2005
                                                                      (File No. 000-49971).

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

    21.2       Assignment and Assumption of Liabilities Agreement,    Previously   filed  as  an  exhibit  to  the  Registrant's
               dated May 23, 2005                                     Current Report on Form 8-K/A, filed on August 11, 2005.

    31.1       Certificate of Chief Executive Officer  and Chief      Filed herewith.
               Financial Officer pursuant to section 302 of the
               Sarbanes-Oxley Act of 2002

    32.1       Certificate of the Chief Executive Officer and         Filed herewith.
               Chief Financial Officer pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.*

    99.1       Form of Subscription Agreement                         Previously   filed  as  an  exhibit  to  the  Registrant's
                                                                      Current Report on Form 8-K/A, filed on July 11, 2005.

    99.2       Ocean West Press Release                               Previously   filed  as  an  exhibit  to  the  Registrant's
                                                                      Current Report on Form 8-K, filed on June 9, 2005.

* Certificatification will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Webb and Company ("Webb") was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ending December 31, 2005. De Joya & Company ("De Joya") was the independent registered public accountant for the Company from January 31, 2005 to July 28, 2005. Chavez and Koch ("Chavez") was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2004.

AUDIT FEES

      Webb expects aggregate fees of $46,257 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements. De Joya was paid aggregate fees of approximately $45,000 for the fiscal year ended December 31, 2004, for professional services rendered for the audit of the Company's annual financial statements. Chavez was paid aggregate fees of approximately $19,000 for the fiscal year ended September 30, 2004.

NON-AUDIT RELATED FEES

      Webb and Chavez were not paid additional fees for either of the fiscal years ended December 31, 2005 or September 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements. Hein and Associates reviewed the Company's quarterly reports during the fiscal year ended September 30, 2004 and were paid an aggregate of $71,405 including their audit fees for the fiscal year ended September 30, 2003.


TAX FEES

      Webb estimates fees in the amount of $0 for the fiscal year ended
December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2005. Chavez was paid fees in the amount of $2,500 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended September 30, 2004.

ALL OTHER FEES

      Webb, De Joya and Chavez were not paid any other fees for professional services during the fiscal years ended December 31, 2005 and September 30, 2004.

AUDIT COMMITTEE

      Currently, our entire Board of Directors acts as audit, nominating, corporate governance and compensation committees. Mr. Alan Smith is the Chairman of the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean West Holding Corporation

By: /s/ Darryl Cohen                                              April 17, 2006
   ----------------------------------------
   Darryl Cohen, President, Chief Executive Officer
   (Principal Executive Officer and Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Darryl Cohen                                              April 17, 2006
   ----------------------------------------
   Darryl Cohen,
   (Principal Executive Officer, Principal Financial Officer and Director)

By: /s/ Alan Smith                                                April 17, 2006
   ----------------------------------------
   Alan Smith,  Director

By: /s/ Sandro Sordi                                              April 17, 2006
   ----------------------------------------
   Sandro Sordi, Director