Form 10QSB
period 2006-03-31
OCEAN WEST HOLDING CORP
filed 2006-05-22
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes: |_| No: |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 26,394,512 shares of the registrant's common stock, par value $.01 per share, outstanding as of May 19, 2006 and no other classes of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes: |_| No: |X|

                         Ocean West Holding Corporation
                                and Subsidiaries

                         Quarterly Report on Form 10-QSB
                           Period Ended March 31, 2006

                                Table of Contents

                                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
   Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited)...........     F-2
   Condensed Consolidated Statements of Operations for the Three Months Ended
   March 31, 2006 and 2005 (Unaudited) ............................................     F-3
   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2006 and 2005 (Unaudited) ............................................     F-4
   Notes to Condensed Consolidated Financial Statements (Unaudited)................     F-5-12
Item 2. Management's Discussion and Analysis or Plan of Operation..................      13
Item 3. Controls and Procedures....................................................      14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................................      19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................      20
Item 3. Defaults Upon Senior Securities............................................      21
Item 4. Submission of Matters to a Vote of Security Holders........................      21
Item 5. Other Information..........................................................      21
Item 6. Exhibits and Reports on Form 8-K ..........................................      21

SIGNATURES.........................................................................      22
EXHIBIT INDEX......................................................................      23

Item 1.  Financial Statements

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                               ASSETS
CURRENT ASSETS
  Cash                                                                                     $     44,053
  Accounts receivable                                                                             2,995
  Prepaid expenses and other current assets                                                      51,995
                                                                                           ------------
     Total Currents Assets                                                                       99,043

PROPERTY AND EQUIPMENT, NET                                                                     228,865

OTHER ASSETS
  Deposits                                                                                       34,577
                                                                                           ------------

  TOTAL ASSETS                                                                             $    362,485
                                                                                           ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cash overdraft                                                                           $    123,902
  Account payable                                                                               734,119
  Accrued expenses                                                                              169,896
  Notes payable                                                                                 399,000
  Notes payable - related party                                                                 205,000
                                                                                           ------------
     Total Current Liabilities                                                                1,631,917

COMMITMENTS AND CONTINGENCIES                                                                        --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                                          --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                         --
Preferred stock Series E 680 shares authorized none issued and outstanding                           --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                         --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                         --
Preferred stock Series I 125 shares authorized none issued and outstanding                           --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                         --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                         --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                        --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding               --
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding                 --
Common stock $0.01 par value, authorized 30,000,000 shares                                           --
25,967,012 shares issued and outstanding                                                        259,671
Additional paid-in capital                                                                   10,180,636
Foreign currency translation                                                                      1,341
Accumulated deficit                                                                         (11,711,080)
                                                                                           ------------
     Total Stockholders' Deficiency                                                          (1,269,432)
                                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $    362,485
                                                                                           ============

     See accompanying notes to condensed consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     For The Three Month's
                                                        Ended March 31,
                                                      2006            2005
                                                  ------------    ------------

REVENUE                                           $      4,071    $      2,732
                                                  ------------    ------------

COSTS AND OPERATING EXPENSES

  Research and development                              68,429          15,498
  Cost of revenue                                      219,482          80,128
  General and administrative expenses                  744,219          33,545
  Professional fees                                    242,694          33,121
  Payroll expense                                      193,621          72,970
  Stock compensation                                   513,576          56,250
                                                  ------------    ------------
    Total Operating Expesnes                         1,982,021         291,512
                                                  ------------    ------------

NET LOSS FROM OPERATIONS                            (1,977,950)       (288,780)
                                                  ------------    ------------

OTHER EXPENSES
  Interest                                             118,565             307
                                                  ------------    ------------

LOSS BEFORE INCOME TAXES                            (2,096,515)       (289,087)

  Income taxes                                              --              --
                                                  ------------    ------------

NET LOSS                                          $ (2,096,515)   $   (289,087)
                                                  ============    ============

  Net loss per common share - basic and diluted   $      (0.08)   $      (0.09)
                                                  ============    ============

  Weighted average number of common shares
    outstanding - basic and diluted                 25,967,012       3,166,080
                                                  ============    ============

     See accompanying notes to condensed consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
               For the Three Month's Ended March 31, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    For The Three Month's
                                                                       Ended March 31,
                                                                     2006             2005
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(2,096,515)     $  (289,087)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       In-kind contribution                                               --           56,250
       Depreciation                                                   18,546            1,074
      Amortization of deferred compensation                          235,473               --
       Stock options issued for services                             278,103               --
       Warrants issued for financing fees                            108,622               --
     Changes in operating assets and liabilities
       Decrease / (Increase) in accounts receivable                   (2,995)           1,350
       Increase in prepaid expenses                                     (677)              --
       Decrease / (Increase) in prepaid expenses                      (4,403)              --
       Increase / (Decrease) in accounts payable                     536,751          (33,256)
       Increase in accrued expenses                                   85,819            3,642
       Decrease in deferred revenue                                       --           (2,138)
                                                                 -----------      -----------
                Net Cash Used In Operating Activities               (841,276)        (262,165)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                          (1,934)              --
                                                                 -----------      -----------
                Net Cash From (Used In) Investing Activities          (1,934)              --
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                  123,902           (2,437)
     Proceeds from note payable                                      399,000          100,000
     Proceeds from note payable - related party                      205,000               --
     Proceeds from issuance of common stock                               --          200,000
                                                                 -----------      -----------
                Net Cash Provided By Financing Activities            727,902          297,563
                                                                 -----------      -----------

EXCHANGE RATE LOSS                                                      (261)              --
                                                                 -----------      -----------

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS              (115,569)          35,398

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       159,622               --
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    44,053           35,398
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                               $        --      $        --
                                                                 ===========      ===========
     Income taxes                                                $        --      $        --
                                                                 ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF March 31, 2006
                                   (UNAUDITED)

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

      (A) Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Principles of Consolidation

      The condensed consolidated financial statements for the three months ended March 31, 2006 include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., AskMeNow, Inc, and InfoByPhone, LLC. The condensed consolidated financial statements for the three months ended March 31, 2005 include the accounts of InfoByPhone, Inc., and its wholly-owned subsidiary InfoByPhone, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

      (B) Revenue Recognition

      For the three months ended March 31, 2005, revenue was recognized over the service period. The Company billed for its services one year in advance. All prepaid annual service revenue was deferred and recognized over the service period. During 2006, the Company changed its billing method. For all submitted questions, the company recognizes revenue at the time of the inquiry. For advertising space sold, the Company recognizes revenue over the period the advertisement is displayed.

      (C) Cash and Cash Equivalents

      The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2006, there were no cash equilavents.

      (D) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including accounts receivable, accounts payable and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

      (E) Concentrations of Risk

      During 2005, the Company's formed a subsidiary in the Philippines. As of March 31, 2006, 68% of the Company's assets are located in the Philippines.

      (F) Concentration of Credit Risk

      The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2006 and 2005, the Company had no amounts, in excess of FDIC insurance limits. At March 31, 2006, the Company had total cash of $44,054 in banks located in the Philippines.

      During the three months ended March 31, 2006, one customer accounted for 38% of the Company's sales. For the three months ended March 31, 2005 one customer accounted for 100% of the Company's sales.

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

      (I) Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended March 31, 2006 and 2005 were $105,345 and $2,700, respectively.

      (J) Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2006, the Company has a net operating loss carryforward of approximately $6,701,965, available to offset future taxable income through 2025. The valuation allowance at March 31, 2006 was $2,623,313 respectively. The net change in the valuation allowance for the three months ended March 31, 2006 was an increase of $598,951.

      (K) Other Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises a gain on foreign translation.

      (L) Foreign Currency Translation

      The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of March 31, 2006, the translation adjustment was $1,341.

      (M) Loss Per Share

      The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at March 31, 2006 and 2005, were 3,334,043 and 483,123, respectively.

      (N) Business Segments

      The Company operates in one segment, mobile devices.

      (O) Stock Based Compensation

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

      (P) Research and Development

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

      (Q) Recent Accounting Pronouncements

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

NOTE 3 PROPERTY AND EQUIPMENT

      At March 31, 2006 property and equipment consisted of the following:

            Computer equipment                            $145,573
            Office furniture                                83,465
            Leasehold improvements                          37,162
            Less accumulated depreciation                  (37,335)
                                                          --------
                                                          $228,865
                                                          ========

            Depreciation expense for three months ended March 31, 2006 and 2005 were $18,546 and $1,074, respectively.

NOTE 4 PROMISSORY NOTE

      On January 17, 2006, an unrelated third party loaned the Company $250,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 25,000 warrants were issued to the lenders plus 12,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of May 18, 2006 the Company has repaid $150,000 of the note. The balance of $100,000 is currently in default.

      On March 1, 2006, the Company executed loan documents for a $100,000 bridge loan from an unrelated third party. The Bridge Loan was completed on March 8, 2006 and is evidenced by a secured promissory note due on the earliest of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital, or June 30, 2006. The Note was repaid in May, 2006.

On March 22, 2006, an unrelated third party loaned the Company $49,000. The loan is evidenced by a 16% subordinated promissory note due 90 days from the date of issuance.

NOTE 5 PROMISSORY NOTE - RELATED PARTY

On March 1, 2006, the Company's Chief Executive Officer loan the Company $105,000. The Bridge Loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital, or June 30, 2006. As of May 18, 2006 the note has not been repaid.

In January 2006, a director of the Company loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 10,000 warrants were issued to the lenders plus 5,000 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of May 18, 2006 the note is in default.

NOTE 6 STOCKHOLDERS' EQUITY

A) Preferred Stock

      The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of March 31, 2006, the Company had no preferred stock outstanding.

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

      Option and Warrants issued for consulting fees:

      During the three months ended March 31, 2006, the Company issued a total of 270,000 stock options valued at $278,013 to officers and Directors. These options have been expensed in accordance with SFAS 123R. The options expire 10 years from the date of issuance and have an exercise price of between $1.59 and $2.00 per share.

      During the three months ended March 31 2006, the Company issued a total of 52,500 common stock warrants with an exercise price of $2.00 for financing fees on $350,000 of notes expiring in 5 years. The Company recorded the fair market value of the warrants based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.5%, expected lives of five to ten years. The Company recorded $108,622, in financing fees.

      Warrants
      --------------------------------                           ---------

      Outstanding at beginning of year                           1,131,543
      Granted                                                       52,500
      Exercised                                                         --
                                                                 ---------

      Warrants at March 31, 2006                                 1,184,043
                                                                 =========

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.5%, expected lives of five to ten years.

      A summary of the status of the Company's fixed stock option plan as of March 31, 2006 and the changes during the period ended is presented below:

      2006

                                                                                       Weighted Average
      Fixed Options                                                         Shares      Exercise Price
      ---------------------------------------------------------------     ----------   ----------------
      Outstanding at beginning of period                                   1,920,000      $      .70
      Granted
      Cancelled                                                              (40,000)            .70
                                                                          ----------      ----------

      Outstanding at March 31, 2006                                        1,880,000      $      .70
                                                                          ==========      ==========

      Options exercisable at March 31, 2006                                1,695,000
                                                                          ==========

      Weighted average exercise price of options granted to employees
      during period ended March 31, 2006                                  $      .70
                                                                          ==========

                                           Weighted
                           Number           Average      Weighted      Number        Weighted
                        Outstanding        Remaining      Average   Excersizable     Average
        Exercise          at March        Contractual    Exercise     at March       Exercise
         Price            31, 2006           Life          Price      31, 2006         Price
      ------------      -----------       -----------    --------   ------------     --------
      $.66-$.85          1,880,000            7.5            .70      1,695,000      $     .70

NOTE 8 COMMITMENTS AND CONTINGENCIES

      Content Contracts:

      The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

      Future minimum payments are approximately as follows:

      Year Ended December 31,

                   2006          $141,627
                   2007            33,850
                                 --------
                                 $175,477
                                 ========

Employment Contacts:

In July 2005, the Company entered into an employment agreement with its President for a term of three years at an annual minimum salary of $110,000 with additional bonuses and fringe benefits as determined by the Board of Directors. In April, 2006 the Company increased the President's annual salary to a base of $250,000.

Between July 1 and September 30, 2005, the Company entered into employment agreements with four executives each for a term of one year at an annual minimum salary of $110,000 with additional bonuses and fringe benefits as determined by the Board of Directors.

Litigation:

The Company has been advised by Pioneer Credit Recovery, Inc. ("Pioneer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by Ocean West Enterprises. The former principals of Ocean West Enterprises did not disclose to InfoByPhone or current management that they and Ocean West Enterprises had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. Government or any other party, the Company will seek indemnification from the former principals of Ocean West Enterprises and their affiliates under both the Exchange Agreement, as well as an Assignment and Assumption of Liabilities Agreement dated May 23, 2005. As of March 31, 2006, the Company has not accrued any amount for this guarantee.

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, has filed a lawsuit against the Company in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

The Company has received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart's claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America ("CDA") and for CDA's failure to advise the Company's shareholders of the sale of OWHC until after the Reverse Merger.

NOTE 9 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $2,096,515, a working capital deficiency of $1,532,874, and net cash used in operations of $841,276. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $500,000 per month to continue the launch of its products through 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 10 SUBSEQUENT EVENTS

On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of common stock which the Company agreed to register.

On April 11, 2006 the Company issued 22,500 shares of common stock for investor relations.

On April 26, 2006, the Company announced the proposed acquisition of IntelliGate Ltd., an Israeli corporation with patent-pending highly accurate information retrieval and natural language search technology. The Company entered into a letter of intent to purchase the assets, but not the liabilities, of Intelligate. The purchase price is $4,850,000 consisting of (a) $1,850,000 in cash, and (b) either $3,000,000 in cash or $3,000,000 of Common Stock valued at the 30 day volume weighted average price prior to the effective date. This proposed acquisition is subject to completion of due diligence and obtaining various governmental approvals, including that of Israel's Office of Chief Scientist.

On April 25, 2006 the Company designated 1,500,000 shares of Series A preferred stock $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock shall rank senior to Common Stock and each share shall have a $10 per share liquidation preference. The Series A preferred stock shall be convertible into Common Stock at no less than $1.00 per share and no more than $1.65 per share to be determined following the Company's current private placement. The Series A preferred stock shall have no voting rights except as provided by the Delaware General Corporation Law.

On April 28, 2006 the Company issued a total of 2,000,000 common stock options to the Company's Chief Executive Officer at a price of $1.01 expiring 10 years from the date of issuance. In addition the Company issued a total of 200,000 common stock options to two directors of the Company at a price of $1.04 expiring 10 years from the date of issuance. In addition the Company issued 200,000 shares of common stock to the Company's Chief Executive Officer as a bonus.

On May 5, 2006, The Company announced it had signed a letter of intent with MGN Technologies, Inc., doing business as Mobile Gaming Now, for a license agreement to jointly pursue mobile Internet gaming applications.

On May 16, 2006, the Company signed a letter of intent with Mobile Gaming Now which intends to acquire all rights and obligations of the Company to purchase Karrell Pty Limited ("Karrell"). Karrell is the holding company for a fully licensed Australian wagering services company. The letter of intent provides for Mobile Gaming Now to issue 2 million Shares of its Common Stock to the Company upon the completion of the acquisition of Karrell.

As of May 18, 2006 the Company completed the sale of $2,500,000 of Units. Each Unit consists of (i) 5,000 shares of 10% (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent received at the initial closing 1 million common stock cashless exercise warrants, exercisable at $.50 per share, and an aggregate of $275,000 of 11% sales commissions, $75,000 of 3% non-accountable expenses; and 145,000 shares of Common Stock as of May 18, 2006, with an additional 105,000 shares to be issued (10% stock coverage).

Item 2. Management's Discussion and Analysis or Plan of Operations.

General

      InfoByPhone, a wholly-owned subsidiary of Ocean West Holding Corporation ("We," or the "Company"), is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow(TM) Service (the "Service"). The Service is a new mobile information content service that enables users of any mobile device with text messaging/SMS or email capability, to call, email, or text message (SMS) questions. An answer is then text messaged or e-mailed back to the consumer's mobile device, usually within a matter of minutes.

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

      The product was launched from beta in November of 2005. The release has been directed primarily to cell phone users in the U.S. and Canada. We currently generate fess from user inquires. In the future we expect to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our templated formats. We also expect to generate revenue from affiliate partnerships that provide our customers with the opportunity to purchase ring tones, wallpaper, games and other items.

Reverse Merger

      Pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone ("Exchange Agreement") effective June 6, 2005, the Company acquired InfoByPhone, a Delaware corporation, in a reverse merger (the "Reverse Merger") pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired (i) all of the issued and outstanding shares of common stock of InfoByPhone in exchange for an aggregate of 6,000,000 shares of authorized, but unissued, shares of common stock, par value $0.01 of the Company then constituting approximately 56% of the capital stock of the Company.

      Forward-Looking Statements

      Statements contained in this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document that are not historical or current facts many constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include our ability to continue to lower our costs, our timely development and customers' acceptance of our products, including acceptance by key customers, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions, adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will," "potential," "opportunity," "belies," "belier," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

REVENUE RECOGNITION

For the three months ended March 31, 2005, revenue was recognized over the service period. The Company billed for its services one year in advance. All prepaid annual service revenue was deferred and recognized over the service period. During 2006, the Company changed its billing method. For all submitted questions, the Company recognizes revenue at the time of the inquiry. For advertising space sold, the Company recognizes revenue over the period the advertisement is displayed.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of March 31, 2006, the translation adjustment was $1,341.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

      Material Changes in Results of Operations

      Three-Month Period Ended March 31, 2006 as compared with Three-Month Period Ended March 31, 2005.

We reported sales of $4,071 for the three months ended March 31, 2006 ("First Quarter 2006"), as compared to $2,732 for the three months ended March 31, 2005 ("First Quarter 2005"). The increase in our sales was due to the Company rolling out its service on a per use basis to new subscribers. During the three months ended March 31, 2006 the Company has begun to generate revenue from ESPN. The Company has begun answering sport questions for ESPN cellular users on a per use basis.

Research and development have increased to $68,429 for the three months March 31, 2006 as compared to $15,498 for the three months ended March 31, 2005. The Company continues to incurred significant costs in adding new features and upgrades to its mobile services technology.

Cost of revenue have increased to $219,482 for the three months March 31, 2006 as compared to $80,128 for the three months ended March 31, 2005. The Company has incurred significant costs in its mobile services division as it implements its services. Most of the costs are derived from its call center in the Philippines and fixed amounts paid to third party content providers. The Company's cost of revenue are not expected to increase significantly until it adds a significant amount of new users.

General and administrative costs have increased to $744,219 for the three months ended March 31, 2006 as compared to $33,545 for the three months ended March 31, 2005. The Company added additional employees, rent, increased travel and office expenses as it implemented its business plan.

Professional fees have increased to $242,694 for the three months ended March 31, 2006, as compared to $33,121 for the three months ended March 31, 2005. Most of these costs are legal and accounting fees associated with the Company SEC reporting obligations.

Payroll expense has increased to $193,621 for the three months ended March 31, 2006, as compared to $72,970 for the three months ended March 31, 2005. The Company has hired several new executives in anticipation of increased operations.

Stock Compensation has increased to $513,576 for the three months ended March 31, 2006, as compared to $56,250 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company issued common stock options valued at $278,103 to officers and directors and recorded amortization of $235,473 on warrants issued to a consultant during the year ended December 31, 2005.

Interest expense has increased to $118,565 for the three months ended March 31, 2006, as compared to $307 for the three months ended March 31, 2005. The increase was primarily a result of the interest and warrants issued with the Company's bridge loans.

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

We reported a net loss of to $2,096,515 for the First Quarter 2006, as compared to $289,087 for the First Quarter 2005. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - MARCH 31, 2006, AS COMPARED WITH MARCH 31, 2005

Net cash used in operating activities increased to $841,276 for the First Quarter 2006 as compared to $262,165 for the First Quarter 2005. Included in this increase was:

      O     an increase of $1,807,429 in our net loss,

      O     an increase of $235,473 in amortization of deferred compensation

      O     an increase of $278,103 in options issued for services

      O     an increase of $570,007 in accounts payable, and

      O     an increase of $82,177 in accrued expenses.

Net cash used in investing activities were $1,934 for the three months ended March 31, 2006. The Company purchased additional computer equipment. Net cash provided by financing activities were $727,902 for the three months ended March 31, 2006 compared to $297,563 for the three months ended March 31, 2005. For the three months ended March 31, 2006 the Company entered into note agreements with related parties for $200,000 and un-related parties for $399,000. In addition the Company had a cash overdraft of $123,902.

We had a net loss of $2,096,191, a working capital deficiency of $1,532,874, and net cash used in operations of $841,276. In addition we need additional capital to cover ongoing operating expenses, we estimates that we may require up to $500,000 per month to launch our product through 2006. These factors raise substantial doubt about our ability to continue as a going concern

      In January 2006, the Company completed a $350,000 bridge loan from two lenders, one of whom is Sandro Sordi ($100,000), a director of the Company and the second ($250,000) an unaffiliated entity. The loan is evidenced by 10% subordinated promissory notes due 60 days from the date of issuance. An aggregate of $150,000 of this loan had been repaid as of May 18, 2006. An aggregate of 35,000 warrants were issued to the lenders plus 17,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011.

      As of March 1, 2006, the Company executed loan documents for a $205,000 bridge loan from two lenders, one of whom is Darryl Cohen, the Company's Chief Executive Officer and the second is Allied International Fund, Inc. both of whom are accredited investors. The Bridge Loan was completed on March 8, 2006 and is evidenced by secured promissory notes due on the earliest to occur of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital or June 30, 2006. As on May 18, 2006, the loan from the Allied International Fund, Inc. had been repaid.

      On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of restricted stock which the Company agreed to register with the current private placement described below, but no later than 120 days from the completion of the bridge loan.

      As of May 18, 2006 the Company completed the sale of $2,500,000 of Units. Each Unit consists of (i) 5,000 shares of 10% (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent is receiving 11% sales commissions; a 3% non-accountable expense allowance, 10% stock coverage in shares of Common Stock and 1 Million common stock cashless exercise warrants, exercisable at $.50 per share for five years. These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

      The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005, contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, stockholders' deficiency and cash used in operations.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, there are no legal proceedings against the Company except as set forth below. No governmental agency has instituted any proceedings or served the Company with any complaints. However, the Company has been advised by Pioneer Credit Recovery, Inc. ("Pioneer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company's former wholly-owned subsidiary Ocean West Enterprises ("OWE"). The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans.

The Company has been advised by a representative of Consumer Direct of America ("CDA") that there are at least 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation has filed a lawsuit against the Company (06 CV 609) in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2.

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

The Company will pursue all avenues to make sure it is made whole for the above misrepresentations and omissions; however, there can be no assurance that the Company will not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, CDA, and their affiliates under both the Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended March 31, 2006, were previously reported on Form 8-K.

In January 2006, the Company completed a $350,000 bridge loan from two lenders, one of whom is Sandro Sordi ($100,000), a director of the Company and the second ($250,000) an unaffiliated entity. The loan is evidenced by 10% subordinated promissory notes due 60 days from the date of issuance. An aggregate of $150,000 of these loans had been repaid as of May 18, 2006. An aggregate of 35,000 warrants were issued to the lenders plus 17,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011.

On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of restricted stock which the Company agreed to register no later than 120 days from the completion of the bridge loan.

The issuance of all of the above Shares, did not require registration under the Securities Act, pursuant to an exemption available under Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

Item 3. Defaults Upon Senior Securities.

On January 17, 2006, an unrelated third party loaned the company $250,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of $150,000 of this loan had been repaid and the Company intends to repay the remaining $100,000 which is in default from the proceeds of a current private placement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Dated: May 22, 2006                     Ocean West Holding Corporation


                                        By:/s/ Darryl Cohen
                                           -------------------------------------
                                           Darryl Cohen, Chief Executive Officer
                                           (Principal executive officer and
                                           Principal financial officer)

                         Ocean West Holding Corporation

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2006

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------
31.1        Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the

32.1        Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.