Form 10KSB/A
period 2004-09-30
OCEAN WEST HOLDING CORP
filed 2006-08-04
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A


                                 AMENDMENT NO. 3



 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004

 __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                           Yes   X      No  ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     The issuer's revenues for its most recent fiscal year ended September 30, 2004 were $6,874,169.


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

     Transitional Small Business Disclosure Format
                                                           Yes ___       No  X

                         Ocean West Holding Corporation
                                 and Subsidiary

                         Annual Report on Form 10-QSB/A
                                Amendment No. 3
                        Period Ended September 30, 2004


Explanatory Paragraph
---------------------

      This Form 10-QSB/Amendment No. 3 for Ocean West Holding Corporation (the "Company") is being filed in response to comments issued by the Staff of the Securities and Exchange Commission concerning the operations of the Company prior to the merger of the Company with InfoByPhone, Inc. on June 6, 2005. Changes have been made primarily to Item 1. "Description of Business - Loan Funding and Sale of Loans," Item 6. "Management's Discussion and Analysis or Plan of Operation," and Item 7. "Financial Statements."




                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                                                   PAGE
PART I..............................................................................................3
       Item 1.      Description of Business.........................................................3
       Item 2.      Description of Property........................................................13
       Item 3.      Legal Proceedings..............................................................14
       Item 4.      Submission of Matters to a Vote of Security Holders............................15
PART II............................................................................................15
       Item 5.      Market for Common Equity and Related Stockholder Matters.......................15
       Item 6.      Management's Discussion and Analysis or Plan of Operation......................17
       Item 7.      Financial Statements...........................................................34
       Item 8.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures..........................................................63
       Item 8A      Controls and Procedures........................................................63
       Item 8B      Other Information..............................................................63
PART III...........................................................................................64
       Item 9.      Directors, Executive Officers, Promoters and Control Persons, Compliance
                    with Section 16(a) of the Exchange Act.........................................64
       Item 10.     Executive Compensation.........................................................66
       Item 11.     Security Ownership of Certain Beneficial Owners and Management.................67
       Item 12.     Certain Relationships and Related Transactions ................................68
       Item 13.     Exhibits and Reports on Form 8-K...............................................69
       Item 14.     Principal Accountant Fees and Services.........................................70

SIGNATURES.........................................................................................71

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


         The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreement with Warehouse One LLC, the Company's subsidiary, OWE is required to maintain a minimum corporate net worth of $450,000. As the stockholder's equity of OWE as of September 30, 2004 was $ 123,047, per the terms of the contract, this has created an event of default see Note (17). Payment of cash dividends or redemption of shares is also restricted to net income after the date of the applicable agreement computed on a cumulative basis.

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


         In the event, our loans do not meet lending guidelines by an investor; we would be required to repurchase loans from the investor. As of the date of this report and for the year ended September 30, 2004 and September 30, 2003, the Company was not required to repurchase any loans. When loans do not meet lending guidelines the following applies; the repurchase price would be equal to the amount of the original purchase price, plus interest and fees associated with the loan, less any payments made by the borrower, the disposition of the loan upon repurchase would depend upon the reason for the repurchase. When a loan is required to be repurchased, mortgage banking companies are most likely be able to sell the loan to another investor as a seasoned loan with a payment history in a range of approximately three to six months time. In the event of resale, there is little ultimate effect on the results of operations other than a delay in recognition of income. If the loan is not resalable as is, the borrower could refinance the loan into a different loan program. In any case, should the loan not be sellable or refinanced, the loan would be held for a longer period of time. Typically when this occurs, the institution extending the warehouse line of credit will require the credit facility to be paid down at a rate of 10% of the principal balance per month until such time as paid in full.


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

Employees


         As of September 30, 2004, we had approximately 203 employees of which 166 are primarily employed in sales approximately 30 in clerical positions and the remaining 7 employees in administrative positions.



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

Forward-Looking Statements


         Statements contained in this amended Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements. We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our securities.


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


         Net revenues from origination and/or sale of loans decreased during the fiscal year ended September 30, 2004 to 45.3% from the year ending September 30, 2003. The decrease is primary due to a reduction of loan origination due to the overall market conditions and the impairment of three loans totaling $480,300. Approximately $1.0 million of the decrease can be attributed to the Company funding its loan production through Freedom Mortgage, which then paid expenses relating to such loans. This also attributed to a decrease in operating expenses of approximately $1.0 million.


         As a percentage, total operating expenses were 135.1% of the total revenues for the year ended September 30, 2004, as compared to 97.4% of total revenues for the year ending September 30, 2003. The increase as a percentage is due to the reduction of net revenues of 44.6% from the prior year. Operating expenses decreased 24.2% from 12.8 million to 9.7 million as compared to the year ended September 30, 2003. The decrease is related to Freedom Mortgage assuming the expenses as an offset to loan production it received for the quarter ended March 31, 2004. Salary, wages and payroll taxes represented 51.0% of total revenues as compared to 50.5% of total revenues for the year ending September 30, 2003. Salary, wages and payroll taxes decreased $3 million from $6.6 million for the year ended september 30, 2003 to $3.6 million for the year ended September 30, 2004. As a percentage of total revenues, administrative expenses increased to 82.2% for the year ended September 30, 2004, as compared to 45.4% for the year ended September 30, 2003. General and administrative expenses decreased 1.1% or $66,000 for the year ended September 30, 2004 as compared to the year ended September 30, 2003. General and administrative expenses were primarily made up of rent, advertising services, fees for professional services, insurance, office expenses and interest. Salaries, wages and payroll taxes decreased due to the Company's downsizing efforts during the later part of its fiscal quarter ended September 30, 2003 of which efforts were not realized until fiscal year ended September 30, 2004. Rent, insurance and related office expenses decreased due to the Company's downsizing efforts. Rent, insurance and related office expenses increased slightly towards the end of the fiscal year ended September 30, 2003 as the Company increased its corporate square footage by 3,160 square feet, due to moving our retail division from another location into the corporate location in order to increase efficiencies. Depreciation and amortization decreased 54,000 or 28% for the year ended September 30, 2004 as compared to the year ended September 30, 2003. As a percentage of revenues depreciation and amortization increased to 1.9% of total revenues, due to the decrease in revenues as compared to1.5% of total revenues for the year ended September 30, 2003.


         Ocean West had loss from operations of $2,872,571 for the year ended September 30, 2004, compared to income of $340,086 for the year ended September 30, 2003. We had a net loss of $3,025,579 for the year ended September 30, 2004 and net income of $105,155 for the year ended September 30, 2003.


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


         Since inception through September 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $6,149,853. This raises substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the September 30, 2004 consolidated financial statements, which are included with this amended annual report.

         Net cash used for operating activities for the year ended September 30, 2004 was $1,120,173 compared to net cash provided by operating activities for the year ended September 30, 2003 of $12,125,089. The primary sources of cash used for the year ended September 30, 2004 was from the issuance of stock receivable of $1,022,425, a decrease in mortgage loans held for sale and receivable of loan sold of $1,070,812 and $574,475, respectively, a decrease in other current assets of $760,571 and an impairment of loans held for investment of $480,300 offset by the Company's net loss for the year ended September 30, 2004. The primary source of cash provided by for the year ended September 30, 2003 was from a decrease in mortgage loans held for sale of $12,607,709. As investors purchase loans, the amounts advanced for such loans through the warehouse line of credit are paid. At that time, the receivables are cleared and the cash deposited in our operating account. These accounts vary significantly depending upon where the bulk of the loans are in the process of funding and selling.

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

         Currently we fund loans through our warehouse lines of credit with Provident Consumer Financial Services and Warehouse One Acceptance Company IV, LLC. As of September 30, 2003 the outstanding balance with Provident Consumer Financial Services and Warehouse One was $6,455,760 and $712,950, respectively. The lending limit on the line of credit through Provident Consumer Financial Services is currently $8,000,000 and the Warehouse One lending limit is $5,000,000. The Warehouse One and Provident lines are also $50 to $100 more per transaction than those charged by First Collateral. In addition, the lending limits on the First Collateral line of credit had been larger than those granted by the current providers. The interest rates charged on our lines of credit with Provident Consumer Financial Services and Warehouse One are approximately 1% higher than the rate First Collateral charged. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant relating to tangible net worth. The Company received an amendment to its agreement with Warehouse One changing its financial net worth covenant from $750,000 to $450,000 on December 30, 2003. Currently, the Company is not in compliance with its lender, see Note (17). By not complying with the restrictive covenants, there is the possibility that we may lose the credit facility at any time, which would cause a negative impact on the way we do business and a material adverse effect on our results of operations and financial condition.


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



         o the Company has suffered recurring losses from operations, has an accumulated deficit as of September 30, 2004 and is in default with one of its lenders, that raise substantial doubt about the Company's ability to continue as a going concern;


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

Item 7.  Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING F RM

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

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to' obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statement referred to above presently fairly, in all material respects, the financial position of Ocean West Holding Corporation and Subsidiary as of September 30, 2004 and the results of their operations and their cash flows for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to these financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $6,477,553 as of September 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Chavez & Kosh, CPA's.

Chavez & Kosh, CPA's.

January 12, 2005 (except for Loans held for investment and Accumulated deficit on the balance sheet, Revenues, Impairment of loans held for investment and Other general and administrative expenses on the Statement of Operations and Notes 1, 4, 6, 17, 18, and 19, as to which the date is August 3, 2006)
Henderson, Nevada

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



/s/ Hein & Associates LLC.

Orange, California
December 30, 2003

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                                           RESTATED
                                                         September 30,            September 30,
                                                              2004                    2003
                                                       ----------------         ----------------
Current assets:
Cash and cash equivalents                              $        124,080         $        457,969
Restricted cash                                                      --                    3,010
Receivable from loans sold                                    6,137,020                6,711,495
Mortgage loans held for sale                                    357,006                1,427,818
Stock subscription receivable                                 1,022,425                       --
Due from related party                                               --                   45,000
Prepaid and other current assets                                268,748                  984,319
                                                       ----------------         ----------------

Total current assets                                          7,909,279                9,629,611
                                                       ----------------         ----------------

Property and equipment, net                                     251,696                  357,522
                                                       ----------------         ----------------

Other assets:
Originated mortgage servicing rights                             37,587                   44,163
Loans held for investment, net of loan losses of
$480,300 and 0, respectively                                         --                  480,300
Deposits                                                         66,430                   62,630
                                                       ----------------         ----------------

Total other assets                                              104,017                  587,093
                                                       ----------------         ----------------

                                                       $      8,264,992         $     10,574,226
                                                       ================         ================

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             RESTATED
                                                                           September 30,            September 30,
                                                                               2004                     2003
                                                                          ---------------------------------------
Current liabilities:
Accounts payable and accrued expenses                                     $     1,239,735         $     1,487,333
Client trust payable                                                                   --                   3,010
Due to stockholder                                                                 25,247                  38,647
Current maturities of long-term debt                                              892,000                 829,375
Current maturities of capital lease obligations                                    50,672                  63,022
Current maturities of notes payable - stockholders                                     --                      --
Warehouse lines of credit                                                       6,526,545               8,032,976
                                                                          ---------------         ---------------
Total current liabilities                                                       8,734,199              10,454,363

Long-term liabilities:
Long-term debt, less current maturities                                           542,250                  85,000
Capital lease obligations, less current maturities                                 12,440                  53,181
Accrued expenses                                                                       --                      --
Amount due to related party                                                        15,000                  15,000
Notes payable - stockholders, less current maturities                                  --                 230,000
                                                                          ---------------         ---------------
Total long-term liabilities                                                       569,690                 383,181
                                                                          ---------------         ---------------
Total liabilities                                                               9,303,889          10,837,544

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series C, 1,000 shares issued and outstanding                                     100,000                 100,000
Series E, 680 shares issued and outstanding                                       170,000                 170,000
Series F, 1,050 shares issued and outstanding                                     105,000                 105,000
Series G, 2,000 shares issued and outstanding                                     200,000                 200,000
Series I, 125 shares issued and outstanding                                        12,500                  12,500
Series K, no shares issued and outstanding                                             --                      --
Series L, 1,000 shares issued and outstanding                                   1,000,000               1,000,000
Series M, 5,000 shares authorized, 0 and 500 shares issued
and outstanding, respectively                                                          --                      --
Preferred stock, $1,000 par value; 50,000 shares authorized:
Series N, 2,250 shares issued and outstanding                                   2,250,000                      --
Class B common stock; $0.01 par value, 5,000,000 authorized,
210,096 shares issued and outstanding                                               2,101                   2,101
Class D common stock; $0.01 par value, 600,000
shares authorized, none issued and outstanding                                         --                      --
Common stock,  $0.01 par value;  30,000,000 shares authorized;
5,586,104  and  5,585,104   shares  issued  and   outstanding,
respectively                                                                       55,861                  55,851
Additional paid-in capital                                                      1,543,194               1,543,194
Accumulated deficit                                                            (6,477,553)             (3,451,974)
                                                                          ---------------         ---------------

Total stockholders' (deficit) equity                                           (1,038,897)               (263,318)
                                                                          ----------------        ----------------

                                                                          $         8,264,992     $    10,574,226
                                                                          ===================     ===============


            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                         OCEAN WEST HOLDING CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended      Year Ended
                                             September 30,   September 30,
                                                 2004            2003
                                              RESTATED
                                             ------------    -------------
Revenues:

 Revenues from origination and sale of
  mortgage loans and commissions, net        $  7,354,469    $ 13,156,597
  Impairment of loans held
  for investment                                 (480,300)           --
                                             ------------    -------------
Total revenues                                  6,874,169      13,156,597
                                             ------------    -------------

Operating expenses:
 Salaries and wages                             3,071,317       5,764,547
 Payroll taxes                                    591,241         885,945
 Other general and administrative
   expenses                                     5,920,171       5,971,636
 Depreciation and amortization                    140,062         194,383
                                             ------------    -------------
Total operating expenses                        9,722,790      12,816,511
                                             ------------    -------------

(Loss) income before  provision for income     (2,848,621)        340,086
taxes
                                             ------------    -------------

Provision for income taxes                         23,950          18,203
                                             ------------    -------------

Net income (loss)                              (2,872,571)        321,883

Dividends on preferred shares                    (153,008)       (216,728)

Net (loss)  income applicable to common
shareholders                                 $ (3,025,579)   $    105,155
                                             ============    =============

Net (loss) income applicable to common
shareholders per common share - basic and
diluted                                      $      (0.54)   $        0.02
                                             ============    =============

Weighted  average  number of common shares
outstanding - basic and diluted                 5,586,104        5,586,104
                                             ============    =============


            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003



                                                            Preferred Stock
                                                  Series C                Series D
                                              Shares     Amount       Shares     Amount
                                            ---------- ----------    --------- ----------

                                            ---------- ----------    --------- ----------
  Balance at October 1, 2002                   1,000     100,000         --        --
  Dividends on preferred stock
  Redemption of Series M preferred stock
  Exercise of warrant to common stock
  Net Income for the year ended
  September 30, 2003
                                            ---------- ----------    --------- ----------
  Balance at September 30, 2003                1,000     100,000         --        --
  Dividends on preferred stock
  Issuance of Series N Preferred Stock
  Net loss for the year ended
  September 30, 2004
  Balance at September 30, 2004                1,000    $100,000         --        --
                                            ========== ==========    ========= ==========

                                                             Preferred Stock
                                                   Series E                  Series F
                                              Shares     Amount         Shares     Amount
                                            --------- -------------    -------- ------------

                                            --------- -------------    -------- ------------
  Balance at October 1, 2002                   680      170,000          1,050      105,000
  Dividends on preferred stock
  Redemption of Series M preferred stock
  Exercise of warrant to common stock
  Net Income for the year ended
  September 30, 2003
                                            --------- -------------    -------- ------------
  Balance at September 30, 2003                680      170,000          1,050      105,000
  Dividends on preferred stock
  Issuance of Series N Preferred Stock
  Net loss for the year ended
  September 30, 2004
  Balance at September 30, 2004                680     $170,000          1,050    $ 105,000
                                            ========= =============    ======== ============


            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003



                                                           Preferred Stock
                                                  Series G                Series I
                                              Shares     Amount        Shares    Amount
                                            ---------- ----------    --------- ----------
                                            ---------- ----------    --------- ----------
 Balance at October 1, 2002                 2,000        100,000       125      12,500
 Dividends on preferred stock
 Redemption of Series M preferred stock
 Exercise of warrant to common stock
 Net Income for the year ended
 September 30, 2003
                                            ---------- ----------    --------- ----------
 Balance at September 30, 2003              2,000        100,000       125      12,500
 Dividends on preferred stock Issuance
 of Series N Preferred Stcock Net loss
 for the year ended September 30, 2004
                                            ---------- ----------    --------- ----------
 Balance at September 30, 2004              2,000      $100,000        125     $ 12,500
                                            ========== ==========    ========= ==========

                                                           Preferred Stock
                                                Series K                    Series L
                                            Shares    Amount         Shares       Amount
                                           --------- ----------     --------- ----------------
                                           --------- ----------     --------- ----------------
 Balance at October 1, 2002                      --         --         1,000        1,000,000
 Dividends on preferred stock
 Redemption of Series M preferred stock
 Exercise of warrant to common stock
 Net Income for the year ended
 September 30, 2003
                                           --------- ----------     --------- ----------------
 Balance at September 30, 2003                   --         --         1,000        1,000,000
 Dividends on preferred stock Issuance
 of Series N Preferred Stcock Net loss
 for the year ended September 30, 2004
                                           --------- ----------     --------- ----------------
 Balance at September 30, 2004                   --  $      --         1,000     $  1,000,000
                                           ========= ==========     ========= ================

            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003



                                          Series M                      Series N
                                    ----------------------    ------------------------------
                                    Shares     Amount            Shares         Amount
                                    ---------- -----------    ------------- ----------------
Balance at October 1, 2002               500           5               --               --
Dividends on preferred stock
Redemption of Series M Preferred        (500)         (5)
     stock
Exercise of warrant to common
stock
Net income for year ended
September 30, 2003
                                    ---------- -----------    ------------- ----------------
Balance at September 30, 2003              --      $   --               --   $
                                                                                        --
Dividends on preferred stock
Issuance of Series N Preferred
stock                                                                2,250        2,250,000
Net loss for the year ended
September 30, 2004
                                    ---------- -----------    ------------- ----------------
Balance at September 30, 2004              --      $   --            2,250   $    2,250,000

                                    ========== ===========    =============  ===============

                                           Class B
                                         Common Stock                 Common Stock
                                    ------------------------    --------------------------
                                       Shares      Amount         Shares        Amount
                                    ------------- ----------    ------------ -------------
Balance at October 1, 2002              210,096      2,101       5,585,104        55,851
Dividends on preferred stock
Redemption of Series M Preferred
     stock
Exercise of warrant to common                                         1,000            10
stock
Net income for year ended
September 30, 2003
                                    ------------- ----------    ------------ -------------
Balance at September 30, 2003            210,096      2,101       5,586,104        55,861

Dividends on preferred stock
Issuance of Series N Preferred
stock
Net loss for the year ended
September 30, 2004
                                    ------------- ----------    ------------ -------------
Balance at September 30, 2004            210,096      2,101       5,586,104        55,861

                                    ============= ==========    ============ =============


            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                                                      Additional            Accumulated              Total
                                                   paid-in capital            Deficit
                                                  -------------------     -----------------    ------------------
Balance at October 1, 2002                                  2,041,949          (3,557,129)               130,277
Dividends on preferred stock                                                                            (216,728)
                                                                                 (216,728)
Redemption of Series M Preferred Stock
                                                            (499,995)                                   (500,000)
Exercise of warrant to common stock                            1,240                                       1,250
Net income for year ended September 30, 2003                                      321,883                321,883
                                                  -------------------     -----------------    ------------------
Balance at September 30, 2003
                                                            1,543,194          (3,451,974)              (263,318)
Dividends on preferred stock                                                     (153,008)              (153,008)
Issuance of Series N Preferred Stcock                                                                   2,250,000
Net loss for the year ended September 30,                                      (2,872,571)
2004                                                                                                  (2,872,571)
                                                  -------------------     -----------------    ------------------
Balance at September 30, 2004                          $    1,543,194       $  (6,477,553)     $      (1,038,897)
                                                  ===================     =================    ==================


            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003

                                                                         September 30,     September 30,
                                                                             2004               2003
                                                                       ----------------   ---------------
Cash flows provided by (used for)  operating activities:
  Net (loss) income                                                    $    (2,872,571)        $ 321,883

Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization                                                   140,062          194,383
Loss on sale of property                                                             --           39,040
Impairment on loans held for investment                                         480,300               --

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash                                                                   3,010          113,467
Mortgage loans held for sale                                                  1,070,812        12,607,709
Receivable from loans sold                                                      574,475         (291,306)
(Issuance) collection of stock receivable                                    (1,022,425)           4,605
Other current assets                                                            760,571         (553,545)
Deposits                                                                         (3,080)         (40,082)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                                          (248,317)        (266,460)
Client trust payable                                                             (3,010)              --
                                                                       ----------------   --------------

  Net cash provided by (used for) operating activities                       (1,120,173)      12,129,694
                                                                       -----------------  --------------

Cash flows used for investing activities:

Proceeds from the sale of property                                                   --           26,104
Purchases of property and equipment                                             (27,661)         (43,383)
                                                                       -----------------  ---------------

  Net cash used for investing activities                                        (27,661)         (17,279)
                                                                       ----------------   ---------------

Cash flows (used for)  provided by financing activities:
Net (repayments) borrowings under warehouse lines of credit                  (1,506,431)     (11,983,871)
Proceeds from notes payable and long-term debt                                  289,875          915,888
Payments on notes payable and long-term debt                                         --         (251,795)
Reclass to notes payable                                                        230,000               --
Payments on capital lease obligations                                           (53,091)        (108,297)
Payments to stockholder                                                         (13,400)          38,647
Reclass on notes-payable-stockholder                                           (230,000)        (237,402)
Proceeds from exercise of warrants                                                   --            1,250
Proceeds from issuance of preferred stock                                     2,250,000          500,000
Preferred stock dividends                                                      (153,008)        (216,728)
                                                                       ----------------   --------------

  Net cash provided by (used for)  financing activities                         813,945      (11,842,308)
                                                                       ----------------   ---------------

Net (decrease) increase in cash and cash equivalents                           (333,889)         270,107
Cash and cash equivalents, beginning of year                                    457,969          187,862
                                                                       ----------------   --------------
Cash and cash equivalents, end of year                                 $        124,080   $      457,969
                                                                       ================   ==============


            See accompanying independent auditors' reports and notes
                     to consolidated financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

       YEAR ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED SEPTEMBER 30, 2003


                                                                        September 30,      September 30,
                                                                            2004                2003
                                                                       ---------------   ----------------
Supplemental disclosure of cash flow information:
Interest paid                                                          $       161,255   $        519,500
                                                                       ===============   ================

Income taxes paid                                                      $         4,781   $            800
                                                                       ===============   ================

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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


         Going Concern:

         Since inception through September 30, 2004, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $ 6,477,553. This circumstance raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent auditors' report on the September 30, 2004 consolidated financial statements, which are included with this annual report.


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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (1)     Summary of Significant Accounting Policies (continued):

         Nature of Business:

         OWE, a California C corporation, was incorporated in November 1988 in the State of California for the purpose of engaging in mortgage banking activities. OWE is involved in the process of originating packaging, and funding of HUD and other government-insured loans and non-government-insured loans in the United States. HUD-insured loans comprised 3.6% and 9.2%, of total loans originated by the

         Company during the year ended September 30, 2004 and the year ended September 30, 2003. Certain of the non-government-insured loans are sold "servicing retained" whereby the Company receives a fee for servicing the loans. Based on number of loans funded, 50.2% of our mortgage loan orginations and purchases are typically secured by property in the California area.

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (1)     Summary of Significant Accounting Policies (continued):

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (1)     Summary of Significant Accounting Policies (continued):

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (1)     Summary of Significant Accounting Policies (continued):

         Revenue and Cost Recognition:

         Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned. The Company was not required to repurchase any loans for the fiscal period ended September 30, 2004 and as of the date of this amended filing. Management preforms a quality control review of each file before funding the loan to ensure that the loan met investor guidelines for purchase. Additionallly, all loans were reveiwed by the purchasing investor prior to purchase to verify program eligibility.

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (1)     Summary of Significant Accounting Policies (continued):

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


 (1)     Summary of Significant Accounting Policies (continued):

         Reclassifications:

         Certain prior year balances have been reclassified to conform with current year presentation. Such classifications had no effect on net income.

(2)      Property and Equipment:

         A summary is as follows:                            September 30,             September 30,
                                                                 2004                       2003
                                                           -----------------         ----------------
         Office equipment and leasehold improvements       $         484,377         $        474,565
         Property under capital lease (Note 6)                       628,517                  610,768
         Furniture and fixtures                                      140,552                  140,552
         Automobiles                                                  12,000                    12,000
                                                            ---------------          ----------------
                                                                   1,265,446                1,237,785

(2)      Property and Equipment (continued):

         Less accumulated depreciation
         and amortization                                         (1,013,750)                (880,263)
                                                           -----------------         ----------------

                                                           $         251,696         $        357,522
                                                           =================         ================
(3)      Originated Mortgaging Servicing Rights:

         A summary is as follows:                            September 30,             September 30,
                                                                 2004                       2003
                                                           -----------------         ----------------
         Balance, beginning of period                      $          44,163         $         37,393
         Additions, net                                              --                        13,259
         Amortization                                                 (6,576)                  (6,489)
                                                            ---------------          ----------------

         Balance, end of period                            $          37,587         $         44,163
                                                           =================         ================

         The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2004 and September 30, 2003. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

(4)      Loans Held for Investment:

         Loans are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. During the last quarter ended September 30, 2003, three loans totaling $480,300 were reclassified from Mortgage Loans Held for Sale to Loans Held for Investment. The loans were re-classed to long term because the Company was unable to sell them in the short term and it was felt that if the Company could hold them long enough to build a repayment history they would be more marketable.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company's loan portfolio is comprised primarily of large groups of homogeneous loans made to consumers that are secured by residential real estate. These loans are generally identified as impaired when they become 90 days delinquent. For the quarter ended, June 30, 2004, one loan in the amount of $152,600 was recorded as impaired as it was deemed over 90 days delinquent. The Company reduced Loans Held for Investment and Revenues for such impairment. The remaining balance of $327,700 of loans held for investment is comprised of two remaining loans, of which the Company impaired for a total impairment of loans held for investment of $480,300 for the year ended September 30, 2004, see Note (18).



         Loans in the Company's warehouse lending and commercial real estate lending portfolios are individually evaluated for impairment on a regular basis. Since the majority of loans are resold within 90 days of the balance sheet date, no allowance was deemed necessary.

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

(5)      Stock Subscription Receivable:


         During the year ended September 30, 2004, the Ocean West Enterprises entered into an agreement to sell 2,250 shares of Series N preferred stock for a consideration of $2,250,000 to CDA, the Company's largest shareholder of approximately 84.9% of the company's outstanding common stock. At September 30, 2004 there was a stock subscription receivable of $1,022,425 which has subsequently been paid in full on January 12, 2005, prior to the issuance of this report.
                  .
         During the period ended September 30, 2002, the Company entered into an agreement to sell 500 shares of Series M preferred stock for $500,000. The funds were received in October 2002. During the last two quarters of the year ended September 30, 2003 the Company redeemded all of the 500 shares of Series M preferred for $500,000.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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


         The warehouse line of credit agreement contains restrictive covenants relating to net worth, tangible net worth, and various ratios, as defined. Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreement with Warehouse One LLC, the Company's subsidiary, OWE is required to maintain a minimum corporate net worth of $450,000. As the stockholder's equity of OWE as of September 30, 2004 was $ 123,047, per the terms of the contract, this has created an event of default see Note (17). For the year ended September 30, 2003 violations of the restrictive covenants have been waived by the lender, which did continue to provide financing. At the end of each quarterly reporting period, the lender reviews the operating results of the Company prior to waiving the covenant violations.


         Interest expense incurred under the warehouse lines of credit was $14,181 and $437,606 for the years ended September 30, 2004 and 2003, respectively, and is included in revenue from origination and sale of mortgage loans and commisions, net on the statement of operations.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


 (7)     Long-Term Debt and Capital Lease Obligations:

         Long-Term Debt

         A summary of long-term debt is as follows:

                                                                                  September 30,         September 30,
                                                                                       2004                 2003
                                                                                 ---------------       --------------
Note payable to a related party, originally bearing interest at 15% per annum, payable in monthly interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the
interest rate was reduced to 12%.                                                   $     35,000       $       35,000

Note payable to a related party,  originally bearing interest at 24% per
annum,  payable  in  monthly  interest   installments  with  all  unpaid
principal  and interest due March 1, 2007.  At September  30, 2002,  the
interest rate was reduced to 12%.                                                         50,000                50,000

Note payable to finance company for insurance, bearing interest at 7.75%, payments of $6,171 are due monthly, including interest through
February 2004.                                                                             -0-                  24,375

Note payable to bank bearing interest at 4.5% due November 7, 2003.
Secured by certificate of deposit. (A)                                                    92,000                75,000

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and
interest due December 1, 2003. (A)                                                       280,000               280,000

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and
interest due March 1, 2004.                                                              200,000               200,000

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and
interest due November 1, 2003. (A)                                                       250,000               250,000

Note  payable  to an  individual,  bearing  interest  at 10%  per  annum, payable in monthly interest and principal  installments of $2,193.93 with
all unpaid principal and interest due December 31, 2019.                                 149,090                   --

Note payable to former stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest due June
30, 2008.
                                                                                    $     45,000                   --
Note payable to former stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest;
with all unpaid principal and interest due April 1, 2017.                                249,232
                                                                                                                   --
Note  payable to Indy Mac,  bearing  interest at 0% per annum  payable in
monthly payments of $12,500 with all unpaid principal due October, 2005                  163,928                   --

                                                                                       1,434,250               914,375

Less current maturities                                                                 (892,000)             (829,375)
                                                                                    ------------       ---------------
                                                                                    $    542,250       $        85,000
                                                                                    ============       ===============

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


         (A) These loans have not been paid as of their due dates. Management is in the process of negotiating extended terms.

         The following table summarizes the aggregate maturities of long-term debt:

            Years ending
            September 30,
               2005                                     $         892,000
               2006                                                   848
               2007                                                86,128
               2008                                                 1,369
               2009                                                46,573
               Thereafter                                         407,332
                                                        ------------------
                                                        $       1,434,250

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

         The following is a schedule by years of future minimum lease payments required under the capital lease together with the present value of the net minimum lease payments:


         Years ending September 30,
             2005                                    $          54,899
             2006                                               15,534
                                                     -----------------
         Total minimum lease payments                           70,433
         Less amount representing interest                       7,320
                                                     -----------------

         Present value of net minimum lease payments            63,113
         Less current maturities                                50,672
                                                     -----------------

                                                     $          12,441
                                                     =================

         Interest expense incurred under capital lease obligations amounted to $16,546 and $11,961 for the year ended September 30, 2004 and the year ended September 30, 2003, respectively.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

(8)      Notes Payable - Stockholders:

                                                                                          September 30,         September 30,
                                                                                              2004                  2003
                                                                                       ------------------    ------------------
        Note payable to stockholder, bearing interest at 13% per annum payable in monthly interest installments with all unpaid principal and interest
        due June 30, 2008.                                                             $           --        $        45,000
        Note payable to  stockholder,  bearing  interest at 14% per annum payable
        in monthly payments of $2,203 including principal and interest;  with all                  --
        unpaid principal and interest due April 1, 2017.                                                             185,000
                                                                                       ------------------    ------------------

                                                                                       ------------------    ------------------
                                                                                                   --                230,000

        Less current maturities                                                                    --                  --
                                                                                       ------------------    ------------------
                                                                                       $           --        $       230,000
                                                                                       ==================    ==================

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

         Future annual minimum payments under operating leases are as follows:


         Years ending September 30,
            2005                              $         456,738
            2006                                        436,162
            2007                                        431,664
            2008                                         71,944
                                              -----------------
                                              $       1,396,578


         Rental expense under operating leases for the year ended September 30, 2004 and the year ended September 30, 2003 was $913,152 and $922,410, respectively.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

         Preferred Stock, Series N

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (14)    Provision For Income Taxes:

         The income tax provision for the year ended September 30, 2004 and the year ended September 30, 2003 differed from the amounts computed by applying the U.S. Federal tax rate of 34 percent to the income (loss) from operations before provision (benefit) for income taxes as a result of the following:

                                                            Year ended                Year ended
                                                          September 30,             September 30,
                                                       ---------------------     ---------------------
                                                               2004                        2003
                                                       ---------------------     ---------------------
         Computed "expected" tax benefit                  $        (833,983)          $       115,629
         Increase    (decrease)   in   income   taxes
         resulting from:
         Non-deductible expenses                                     23,131                    11,552
         State taxes, net of Federal benefit                             --                    12,014
         Increase (decrease) in  valuation allowance                810,852                  (120,992)
                                                       ---------------------     ---------------------
                                                          $              --           $        18,203
                                                       ---------------------     ---------------------


                                                       =====================     =====================

(14)     Provision For Income Taxes (continued):

         The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2004 and 2003, are as follows:

                                                           September            September
                                                               2004                2003
                                                        -----------------    ---------------
         Deferred tax assets:
         Net operating loss carryforwards                   $ 1,354,367       $    727,826
         Accrued vacation                                         5,265             10,290
         Less valuation allowance                            (1,261,227)          (572,208)
                                                        -----------------    ---------------
         Deferred tax assets                                     98,405            165,908
                                                        -----------------    ---------------
         Deferred tax liabilities:
         Deferred costs                                         (98,405)          (114,417)
         Other                                                       --            (51,491)
                                                        -----------------    ---------------
         Deferred tax liability                                 (98,405)          (165,908)
                                                        -----------------    ---------------
         Net deferred tax asset                             $        --       $        --
                                                        =================    ===============

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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


(17)     Default on Loan Covenants

         Pursuant to the terms of the loan and the specific loan covenants of the line of credit agreement with Warehouse One LLC, the Company's subsidiary, OWE is required to maintain a minimum corporate net worth of $450,000. As the stockholder's equity of OWE as of September 30, 2004 was $ 123,047, per the terms of the contract, this has created an event of default. The recourse of the Lender may be to demand payment in full, seize the collateral, related mortgage loans receivable with a carrying value of $404,892, and or execute the personal guarantee on the loan, which would negatively impact the Company . The line of credit is personally guaranteed by Marshall L. Stewart and Daryl S. Meddings, officers of the Company. As of June 30, 2005, this facility was paid in full and the balance is $0, see Note (19).

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


(18)     Restatement

         Due to the failure of the Company to build a payment history to make three loans more marketable, current management has elected to impair such loans, as represented in Loans Held for Investment for a total of $480,300 for the year ended September 30, 2004.

         Loans are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. During the last quarter ended September 30, 2003, three loans totaling $480,300 were reclassified from Mortgage Loans Held for Sale to Loans Held for Investment. The loans were re-classed to long term because the Company was unable to sell them in the short term and it was felt that if the Company could hold them long enough to build a repayment history they would be more marketable.

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company's loan portfolio is comprised primarily of large groups of homogeneous loans made to consumers that are secured by residential real estate. These loans are generally identified as impaired when they become 90 days delinquent. For the quarter ended, June 30, 2004, one loan in the amount of $152,600 was recorded as impaired as it was deemed over 90 days delinquent. The Company reduced Loans Held for Investment and Revenues for such impairment. The remaining balance of $327,700 of loans held for investment was comprised of two remaining loans of which management elected to restate its impairment of these loans in the amount of $327,700. The total impairment recorded of loans held for investment for the year ended September 30, 2004 was $480,300.

         The total restatement recorded to 2004, resulted in an accumulated deficit for the period of $6,477,553.

(19)     Subsequent Event

         The warehouse line of credit with Warehouse One has been paid in full, during the quarter ended June 30, 2005 and the balance on this facility is $0.

         Reverse Merger - pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 5, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone ("Exchange Agreement") effective June 6, 2005, the Company acquired InfoByPhone, Inc., a Delaware corporation, in a reverse merger pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired (i) all of the issued and outstanding shares of common stock of InfoByPhone in exchange for an aggregate of 6,000,000 shares of authorized, but unissued, shares of common stock, par value $0.01 of the Company, which together with the 500,000 shares issued as a finder's fee then constituted approximately 56% of the capital stock of the Company.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


         Sale of Assets - the Company, pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc., a recently formed unaffiliated Delaware corporation with no substantial assets, purchased 100% of the capital stock of the Company's subsidiary, OWE.


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

Code of Ethics


The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Ocean West Holding Corporation, 4117 West 16th Square, Vero Beach, FL 32967.


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

                                                               Total Number of
                                                                  Securities        Percent
                                                                    Owned             of
Name of Beneficial Owner          Title of Class                 Beneficially      Class (1)
------------------------          --------------                 ------------      ---------
Daryl S. Meddings (2)(4)          Common Shares                                      --
                                  Class B Common Shares                   0          --
                                  Series L Preferred                      0         21.0%
                                                                        210
Marshall L. Stewart (2)(3)        Common Shares                           0          --
                                  Class B Common Shares                   0          --
                                  Series L Preferred                    205         20.5%

Consumer Direct of America(5)     Common Shares                   4,900,000         84.9%
                                  Class B Common Shares             210,096         100%
                                  Series N Preferred Shares       2,250,000         100%

Total number of shares owned by   Common Shares                           0          --
directors and executive officers  Class B Common Shares                   0          --
as a group(2 persons) (6)         Series L Preferred Shares             415         41.5%
--------------------------------------------------------------------------------------------

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

Item 13. Exhibits and Reports on Form 8-K

1. Exhibits.

  Exhibit
    No.                Description of Exhibit                                     Location
------------     ---------------------------------------------     --------------------------------------------------
    3.1          Certificate of Incorporation of Ocean West        Previously filed as an exhibit to the
                 Holding Corporation                               Registration Statement of Ocean West Holding
                                                                   Corporation (File No. 333-95927) filed on
                                                                   February 1, 2000.

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

    4.1          Common Stock Purchase Warrant Agreement           Previously    filed   as   an   exhibit   to   the
                 Between Ocean West Holding Corporation and        Registration   Statement  of  Ocean  West  Holding
                 Registrar and Transfer Company                    Corporation (File No. 333-86484).

   16.1          Letter from Stonefield Josephson dated            Previously  filed as an exhibit to Form 8K,  dated
                 November 7, 2003                                  October   29,   2003,   Changes  in   Registrant's
                                                                   Certifying Accountant

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

   31.1          Certificate of Chief Executive Officer            Filed herewith.
                 pursuant to section 302 of the
                 Sarbanes-Oxley Act of 2002

   32.1          Certificate of the Chief Executive Officer        Filed herewith.
                 and Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of
                 2002.*


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

Ocean West Holding Corporation


By:      /s/ Darryl Cohen                                                         August 2, 2006
         ------------------------------------------------------------
         Darryl Cohen, President, Chief Executive Officer
         (Principal Executive Officer and Principal Financial Officer)

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Darryl Cohen                                                         August 2, 2006
         -------------------------------------------------------------

         Darryl Cohen,
         (Principal executive Officer and Director)


By:      /s/ Alan Smith                                                           August 2, 2006
         -------------------------------------------------------------

         Alan Smith,  Director

By:                                                                               August 2, 2006
         ------------------------------------------------------------
         Sandro Sordi, Director