Form 10QSB
period 2006-06-30
OCEAN WEST HOLDING CORP
filed 2006-08-22
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 26,804,512 shares of the registrant's common stock, par value $.01 per share, outstanding as of August 9, 2006 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One): Yes: |_| No: |X|

                         Ocean West Holding Corporation
                                and Subsidiaries

                         Quarterly Report on Form 10-QSB
                           Period Ended June 30, 2006

                                Table of Contents

                                                                            Page
                                                                            ----
PART I . FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Consolidated Balance Sheet as of June 30, 2006 (Unaudited).............3
  Consolidated Statements of Operations for the Three Months and Six
    Months Ended June 30, 2006 and 2005 (Unaudited)......................4
  Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 2006 and 2005 (Unaudited)...................................5
  Notes to Consolidated Financial Statements (Unaudited).................6-17
Item 2.  Management's Discussion and Analysis or Plan of Operation.......18
Item 3.  Controls and Procedures.........................................24

PART II . OTHER INFORMATION

Item 1.  Legal Proceedings...............................................25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....25
Item 3.  Defaults Upon Senior Securities.................................26
Item 4.  Submission of Matters to a Vote of Security Holders.............26
Item 5.  Other Information...............................................26
Item 6.  Exhibits .......................................................26

SIGNATURES...............................................................28
EXHIBIT INDEX............................................................29

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                                                   $     90,868
  Accounts receivable                                                                           6,615
  Prepaid expenses and other current assets                                                    51,263
                                                                                         ------------
    Total Currents Assets                                                                     148,746

PROPERTY AND EQUIPMENT, NET
                                                                                              215,316
OTHER ASSETS
  Restricted cash                                                                           1,850,000
  Deposits                                                                                     33,802
                                                                                         ------------

  TOTAL ASSETS                                                                           $  2,247,864
                                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Account payable                                                                        $    747,838
  Accrued expenses                                                                             42,486
  Notes payable, net of discount of $1,520                                                    178,785
  Notes payable - related party                                                               185,000
                                                                                         ------------
    Total Current Liabilities                                                               1,154,109

COMMITMENTS AND CONTINGENCIES                                                                      --

STOCKHOLDERS' EQUITY

Preferred stock  $0.01 par value, authorized 6,979,145, none issued and otstanding                 --
Preferred stock Series A $0.01 par value, authorized 1,500,000 shares
  10% stated value, $10 face value, 490,000 shares issued and outstanding                   4,900,000
Preferred stock Series B $0.01 par value, authorized 1,500,000 shares
  10% stated value, $10 face value, 0 shares issued and outstanding                                --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                       --
Preferred stock Series E 680 shares authorized none issued and outstanding                         --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                       --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                       --
Preferred stock Series I 125 shares authorized none issued and outstanding                         --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                       --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                       --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                      --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding             --
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding               --
Common stock $0.01 par value, authorized 30,000,000 shares                                         --
26,779,512 shares issued and outstanding                                                      267,796
Additional paid-in capital                                                                 11,340,373
Subscription receivable                                                                        (4,900)
Foreign currency translation                                                                   (1,056)
Accumulated deficit                                                                       (15,408,458)
                                                                                         ------------
    Total Stockholders' Equity                                                              1,093,755
                                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  2,247,864
                                                                                         ============

     See accompanying notes to condensed consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                For The Three Months Ended June 30,    For The Six Months Ended June 30,
                                                ------------------------------------   ----------------------------------
                                                         2006            2005                  2006             2005
                                                    --------------   -----------          --------------    -----------
REVENUE                                             $        4,958   $     3,586          $        9,029    $     6,318
                                                    --------------   -----------          --------------    -----------
COSTS AND OPERATING EXPENSES
  Research and development                                  54,408        40,956                 122,837         41,856
  Cost of revenue                                          676,578       175,265                 896,060        221,264
  General and administrative expenses                      414,846        26,282               1,159,065         59,827
  Professional fees                                        311,550       108,894                 554,244        142,015
  Payroll expense                                          322,634        38,204                 516,255        159,900
  Stock compensation                                     1,847,442       932,364               2,361,018        988,614
                                                    --------------   -----------          --------------    -----------
    Total Operating Expenses                             3,627,458     1,321,965               5,609,479      1,613,476
                                                    --------------   -----------          --------------    -----------
NET LOSS FROM OPERATIONS                                (3,622,500)   (1,318,379)             (5,600,450)    (1,607,158)
                                                    --------------   -----------          --------------    -----------
OTHER EXPENSES
  Interest                                                  74,878         3,989                 193,443          4,296
                                                    --------------   -----------          --------------    -----------
  Loss from continuing operations
    before income taxes                                 (3,697,378)   (1,322,368)             (5,793,893)    (1,611,454)
  Provision for income taxes                                    --            --                      --             --
                                                    --------------   -----------          --------------    -----------
  Loss from continuing operations                       (3,697,378)   (1,322,368)             (5,793,873)    (1,611,454)

  DISCONTINUED OPERATIONS, Net of taxes
  Loss from discontinued operations                             --       292,351                      --        292,351
  Impairment of goodwill                                        --     6,338,357                      --      6,338,357
                                                    --------------   -----------          --------------    -----------
NET INCOME (LOSS) FROM DISCOUNTINUED
  OPERATIONS, Net of taxes                                      --    (6,630,708)                     --     (6,630,708)
                                                    --------------   -----------          --------------    -----------
NET LOSS                                            $   (3,697,378)  $(7,953,076)         $   (5,793,893)   $(8,242,162)
                                                    ==============   ===========          ==============    ===========
Net loss per common share - basic and diluted
  Loss from continued operations                    $        (0.14)  $     (0.15)         $        (0.22)   $     (0.27)
  Income (Loss) from discontinued operations                    --         (0.76)                     --          (1.11)
                                                    --------------   -----------          --------------   ------------
                                                    $        (0.14)  $     (0.91)         $        (0.22)   $     (1.38)
                                                    ==============   ===========          ==============    ===========
Weighted average number of common shares
  outstanding - basic and diluted                       26,400,040     8,736,548              26,182,330      5,951,317
                                                    ==============   ===========          ==============    ===========

     See accompanying notes to condensed consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                              For The Six Months Ended June 30,
                                                              ----------------------------------
                                                                       2006          2005
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                          $(5,793,893)  $(1,611,454)
      Net loss from discontinued operations                                 --    (6,630,708)
                                                                   -----------   -----------
      Net Loss                                                      (5,793,893)   (8,242,162)
      Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities
        Depreciation                                                    37,346         2,662
      Amortization of deferred compensation                            506,473            --
        Amortization of note payable discount                           66,880
        Stock options issued for services                            1,787,665       988,614
        Warrants issued for financing fees                             108,622            --
      Changes in operating assets and liabilities
        Increase in accounts receivable                                 (6,615)           --
        Increase in deposits                                                98         1,350
        Decrease / (Increase) in prepaid expenses                       (3,671)      167,468
        Increase in accounts payable                                   550,470            --
        Increase in accrued expenses                                   (41,591)       36,186
        Increase / (Decrease) in deferred revenue                           --        (4,275)
        Discontinued Operations, net                                        --     7,687,892
                                                                   -----------   -----------
            Net Cash Privided by (Used In) Operating
              Activities                                            (2,788,216)      637,735
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted Cash                                             (1,850,000)           --
        Purchase of equipment                                           (7,185)           --
        Discontinued Operations, net                                        --       719,990
                                                                   -----------   -----------
            Net Cash Provided by (Used In) Investing
              Activities                                            (1,857,185)      719,990
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash overdraft                                                        --        (2,437)
      Proceeds from note payable                                       111,905       323,500
      Proceeds from note payable - related party                       185,000       100,000
      Proceeds from issuance of stock                                4,282,400            --
      Discontinued Operations, net                                          --    (1,777,174)
                                                                   -----------   -----------
            Net Cash Provided By (Used in) Financing
              Activities                                             4,579,305    (1,356,111)
                                                                   -----------   -----------
EXCHANGE RATE LOSS                                                      (2,658)           --
                                                                   -----------   -----------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                 (68,754)        1,614

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         159,622            --
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    90,868         1,614
                                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

      Interest paid                                                $    65,000   $        --
                                                                   ===========   ===========
      Income taxes                                                 $        --   $        --
                                                                   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2006
                                   (UNAUDITED)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Principles of Consolidation

      The condensed consolidated financial statements for the three and six months ended June 30, 2006 include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., AskMeNow, Inc, and InfoByPhone, LLC. The condensed consolidated financial statements for the three and six months ended June 30, 2005 include the accounts of InfoByPhone, Inc., and its wholly-owned subsidiaries InfoByPhone, LLC and Ocean West Enterprises, Inc. From June 6, 2005 (merger date) the operations of Ocean West Enterprises, Inc are recorded as discontinued operations. Intercompany accounts and transactions have been eliminated in consolidation.

      (B) Revenue Recognition

      For the three and six months ended June 30, 2005, revenue was recognized over the service period. The Company billed for its services one year in advance. All prepaid annual service revenue was deferred and recognized over the service period. During 2006, the Company changed its billing method. For all submitted questions, the Company recognizes revenue at the time of the inquiry. For advertising space sold, the Company recognizes revenue over the period the advertisement is displayed.

      (C) Cash and Cash Equivalents

      The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2006, there were no cash equilavents.

      (D) Restricted Cash

      Restricted cash as of June 30, 2006 of $1,850,000 is held in escrow under conditions imposed by the placement agent that have not been satisfied as of June 30, 2006. In August, 2006 $800,000 was released from escrow to the Company. The remaining $1,050,000 will be released upon acceptance by the placement agent of the lock up agreements required under the placement agent agreement (See note 12).

      (E) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including accounts receivable, accounts payable and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

      (F) Concentrations of Risk

      During 2005, the Company's formed a subsidiary in the Philippines. As of June 30, 2006, 13% of the Company's assets are located in the Philippines.

      (G) Concentration of Credit Risk

      The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2006 the Company had no amounts in excess of FDIC insurance limits. At June 30, 2006, the Company had total cash of $42,084 in banks located in the Philippines.

      During the three and six months ended June 30, 2006, one customer accounted for 49% and 59% respectively of the Company's sales. For the three and six months ended June 30, 2005 one customer accounted for 100% and 100%, respectively of the Company's sales.

      (H) Use of Accounting Estimates

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

      (I) Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is five years, estimated useful life of the office furniture is seven years and the estimated useful life of leasehold improvement is three years.

      (J) Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and six months ended June 30, 2006 and 2005 were, $89,921 $188,266 and $0,$2,700, respectively.

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

      (L) Foreign Currency Translation

      The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations as other comprehensive income (loss). As of June 30, 2006, the translation adjustment was not material.

      (M) Loss Per Share

      The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants, stock options outstanding and convertible preferred stock at June 30, 2006 and 2005, were 16,334,043 and 1,304,123, respectively.

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

      (Q) Recent Accounting Pronouncements

      SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 3 PROPERTY AND EQUIPMENT

      At June 30, 2006 property and equipment consisted of the following:

Computer equipment              $150,803
Office furniture                  83,463
Leasehold improvements            33,503
Less accumulated depreciation    (52,453)
                                --------
                                $215,316
                                ========

      Depreciation expense for three and six months ended June 30, 2006 and 2005 were $18,799, $37,346, $1,123, and $2,662, respectively.

NOTE 4 PROMISSORY NOTE

Notes payable   $180,305
Discount          (1,520)
                --------
Balance         $178,785
                ========

            On January 17, 2006, an unrelated third party loaned the Company $250,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 25,000 warrants were issued to the lenders plus 12,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of June 30, 2006 the Company has repaid the note. As the note was paid after the due date the Company paid penalties of $52,425.

      On March 1, 2006, the Company executed loan documents for a $100,000 bridge loan from an unrelated third party. The Bridge Loan was completed on March 8, 2006 and is evidenced by a secured promissory note due on the earliest of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital, or June 30, 2006. The Note was repaid in May, 2006.

On March 22, 2006, an unrelated third party loaned the Company $49,000. The loan is evidenced by a 16% subordinated promissory note due 90 days from the date of issuance. During the six months ended June 30, 2006 the Company has repaid a total of $28,695. The outstanding balance at June 30, 2006 is $20,305.

On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of common stock which the Company agreed to register. During the six months ended June 30, 2006 the Company has repaid a total of $150,000. The note is currently in default. As of August 17, 2006 the outstanding balance of $150,000 has not been repaid.

On April 14, 2006, an unrelated third party loaned the Company $10,000. The loan is evidenced by a 10% subordinated promissory note due on demand. As of August 17, 2006 the note has not been repaid.

NOTE 5 PROMISSORY NOTES - RELATED PARTES

On March 1, 2006, the Company's Chief Executive Officer loaned the Company $105,000. The Bridge Loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital, or June 30, 2006. During the six months ended June 30, 2006 the Company has repaid a total of $20,000. The balance outstanding at June 30, 2006 was $85,000 an is in default.

In January 2006, a director of the Company loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 10,000 warrants were issued to the lenders plus 5,000 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of August 18, 2006 the note is in default.

NOTE 7 DISCONTINUED OPERATIONS

As of December 30, 2005, the Company sold the operation of Ocean West Enterprises, for $1.00. Accordingly, all amounts from June 2, 2005 (Date of acquisition) to June 30, 2005 have been reclassified to conform to this presentation.

Discontinued operations for the period June 2, 2005 to June 30, 2005 are as follows:

                                               June 2, 2005 to
                                                June 30, 2005
                                               ---------------
Sales ......................................      $ 182,637
Operating expenses .........................       (475,168)
Other income (expense) .....................         (4,296)
                                                  ----------
Income (loss) from discontinued operations..      $(292,351)
                                                  ==========

      On June 2, 2005, Ocean West Holding Corporation shareholders received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See Note 1). The shareholders received 44% of the voting stock. The shares were valued at the 5 day average of $4,044,267 at a price of $.72 per share

Cash                                 $   229,312
Prepaid expenses                         343,983
Fixed assets, net                        162,978
Other assets                              67,926
                                     -----------
Total Assets                             804,199

Less Liabilities and notes payable    (3,098,289)
                                     -----------
Net liabilities acquired             $(2,294,090)
                                     ===========
Value of stock issued                $ 4,044,267
Liabilities acquired                   2,294,090
                                     -----------
Goodwill                             $ 6,338,357
                                     ===========

The Company fully impaired the value of the goodwill on June 30, 2005.

NOTE 8 STOCKHOLDERS' EQUITY

A) Common Stock

On April 3, 2006 Company issued a note holder 60,000 shares of common stock with a fair market value of $68,400 on the date of issuance. The value is being amortized over the term of the note. As of June 30, 2006 the Company recorded amortization expenses of $66,800. The unamortized portion at June 30, 2006 is $1,520.

On April 11, 2006 the Company issued 22,500 shares of common stock for investor Relations valued at $27,000 the fair market value on the date of issuance.

On Aril 28, 2006 Company issued 200,000 shares of common stock to the Company's Chief Executive Officer as a bonus valued at $208,000 the fair market value on the date of issuance.

On June 16, 2006 the Company issued 40,000 shares of common stock for investor Relations valued at $36,000 the fair market value on the date of issuance.

The Company sold the placement agent 490,000 shares of common stock at a price of $.01 per share in connection with it placement of (PIK) Series A Preferred Stock. The Company recorded a subscription receivable of $4,900 at June 30, 2006.

B) Preferred Stock

      The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

      Preferred Stock, Series A

      On April 25, 2006 the Company designated 1,500,000 shares of Series A preferred stock $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock shall rank senior to Common Stock and each share shall have a $10 per share liquidation preference. The Series A preferred stock shall be convertible into Common Stock at no less than $1.00 per share and no more than $1.65 per share to be determined following the Company's current private placement. The Series A preferred stock shall have no voting rights except as provided by the Delaware General Corporation Law. As of June 30, 2005, Accrued Dividends of $44,493 was due on the Series A preferred stock.


      As of June 30, 2006 the Company completed the sale of 98 Units for gross proceeds of $4,900,000. Each Unit consists of (i) 5,000 shares of 10%
      (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent received at the initial closing 1 million common stock cashless exercise warrants, exercisable at $.50 per share, and an aggregate of $539,000 of 11% sales commissions, $147,000 of 3% non-accountable expenses; and 490,000 shares of Common Stock. The Investors and the placement have agreed not to convert their preferred stock or exercise their Warrants until such time that the Company increases it number of authorized shares of common stock.

      Currently, the Company has established the following series of preferred stock.

      Preferred Stock, Series B

      On July 20, 2006 the Company designated 1,500,000 shares of Series B preferred stock $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $.50 per share payable in-kind. The Series A preferred stock shall rank senior to Common Stock and each share shall have a $10 per share liquidation preference. The Series A preferred stock shall be convertible into Common Stock at a price of $.50 per share. The Series B preferred stock shall have no voting rights except as provided by the Delaware General Corporation Law.

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

      Option and Warrants issued for consulting fees:

      During the six months ended June 30, 2006, the Company issued a total of 2,470,000 stock options valued at $1,493,142 to officers and directors. These options have been expensed in accordance with SFAS 123R. The options expire 10 years from the date of issuance and have an exercise price of between $1.01 and $2.00 per share. The Officers and Directors have agreed not to exercise there Options until such time that the Company increases its number of authorized shares of common stock.

      During the six months ended months ended June 30 2006, the Company issued 52,500 common stock warrants with an exercise price of $2.00 for financing fees on $350,000 of notes expiring in 5 years. The Company recorded the fair market value of the warrants based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.5%, expected lives of five to ten years. The Company recorded $108,622, in financing fees.

      As of June 30, 2006 the Company completed the sale of 98 Units of its
(PIK) Series A Preferred St1ock.Each Unit consists of (i) 5,000 shares of 10%
(PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock for a total of 4,900,000, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent received at the initial closing 1 million common stock cashless exercise warrants, exercisable at $.50 per share. The Investors and the placement have agreed not to convert there preferred stock or exercise their Warrants until such time that the Company increase its number of authorized shares of common stock.

Warrants
--------------------------------
Outstanding at beginning of year    1,131,543
Granted                             5,952,500
Exercised                                  --
                                   ----------
Warrants at June 30, 2006           7,084,043
                                   ==========

NOTE 9 STOCK OPTIONS

      Under the 2005 Management and Director Equity Incentive Stock Option Plan, the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants of the Company to purchase up to 2,000,000 shares of common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and the options' maximum term is ten years. Options are granted at various times and vest over various periods. As of June 30, 2006, the Company had issued a total of 1,920,000 options pursuant to the plan.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.5%, expected lives of three to four years.

      A summary of the status of the Company's fixed stock options as of June 30, 2006, and the changes during the period ended is presented below:

      On April 28, 2006 the Company issued a total of 2,000,000 common stock options to the Company's Chief Executive Officer at a price of $1.01 expiring 10 years from the date of issuance, the Company recorded an expense of $968,367 for the six months ended June 30, 2006. In addition the Company issued a total of 470,000 common stock options to Officers and Directors of the Company at price of $1.01 expiring 10 years from the date of issuance, the Company recorded an expense of $524,775 for the six months ended June 30, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.94%, expected lives of three to four years.

2006

Weighted Average
Fixed Options                            Shares     Exercise Price
------------------------------------   ----------   --------------
Outstanding at beginning of period      1,920,000        $ .70
Issued                                  2,470,000         1.09
Cancelled                                 (40,000)         .70
                                       ----------        -----
Outstanding at June 30, 2006            4,350,000        $ .92
                                       ==========        =====
Options exercisable at June 30, 2006    2,970,000
                                       ==========
Weighted average exercise price of
  options granted to employees
  during period ended June 30, 2006    $     1.09
                                       ==========

                               Weighted
                  Number       Average     Weighted      Number      Weighted
               Outstanding    Remaining     Average   Excercisable    Average
  Exercise       at June     Contractual   Exercise      at June     Exercise
   Price         30, 2006       Life         Price      30, 2006       Price
------------   -----------   -----------   --------   ------------   --------
$.66-$.2.00     4,350,000        7.5          .92       2,970,000      $.89

      Accounting for Employee Awards:

      Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

      While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

      In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

      As a result of the adoption of FAS 123 (R), the Company's results for the six months ended June 30, 2006 include share-based compensation expense totaling $1,787,575 which has been included in the stock compensation expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided 100% valuation allowance on its' net deferred tax asset.

      Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

      Accounting for Non-employee Awards: The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123. The adoption of FAS 123(R) as of January 1, 2006, had no material impact on the accounting for non-employee awards.

      Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):

      The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                For the six
                                                                months ended
                                                               June 30, 2005
                                                               -------------
Net loss attributable to common stockholders, as reported       $(8,242,162)
Deduct: Total stock based compensation expense determined
  under the fair value based method for all awards (no tax
  effect)                                                          (283,820)

Pro forma net loss attributable to common stockholders          $(8,525,982)

Net loss per share:
Basic and diluted loss per share - as reported                       ($1.38)
Basic and diluted loss per share - pro forma                         ($1.43)

      The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

                              For the
                                six
                            months ended
                           June 30, 2005
                           -------------
Expected term (in years)           5
Expected volatility               52%
Expected dividend yield            0%
Risk-free interest rate        4.125%

      There were 2,470,000 and 821,000 employee stock options granted in the six months ended June 30, 2006 and 2005, respectively.

NOTE 8 ACQUISITIONS

      On April 26, 2006, the Company announced the proposed acquisition of Intelligate Ltd., an Israeli corporation with patent-pending highly accurate information retrieval and natural language search technology. The Company entered into a letter of intent to purchase the assets, but not the liabilities, of Intelligate. The purchase price was $4,850,000 consisting of (a) $1,850,000 in cash, and (b) either $3,000,000 in cash or $3,000,000 of Common Stock valued at the 30 day volume weighted average price prior to the effective date. This proposed acquisition is subject to completion of due diligence and obtaining various governmental approvals, including that of Israel's Office of Chief Scientist. On August 3, 2006 the Company announced that it had let the Letter of Intent to purchase Intelligate lapse.

      On May 5, 2006, The Company announced it had signed a letter of intent with MGN Technologies, Inc., doing business as Mobile Gaming Now, for a license agreement to jointly pursue mobile Internet gaming applications.

      On May 16, 2006, the Company signed a letter of intent with Mobile Gaming Now which intends to acquire all rights and obligations of the Company to purchase Karrell Pty Limited ("Karrell"). Karrell is the holding company for a fully licensed Australian wagering services company. The letter of intent provides for Mobile Gaming Now to issue 2 million Shares of its Common Stock to the Company upon the completion of the acquisition of Karrell. As of August 18, 2006 Mobile Gaming Now has not completed the acquisition of Karrell.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

Litigation:

The Company has been advised by Pioneer Credit Recovery, Inc. ("Pioneer") that the U.S. Department of Treasury has placed with Pioneer an account owed to it by Ocean West Enterprises. The former principals of Ocean West Enterprises did not disclose to InfoByPhone or current management that they and Ocean West Enterprises had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. Government or any other party, the Company will seek indemnification from the former principals of Ocean West Enterprises and their affiliates under both the Exchange Agreement, as well as an Assignment and Assumption of Liabilities Agreement dated May 23, 2005. As of June 30, 2006, the Company has not accrued any amount for this guarantee.

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, has filed a lawsuit against the Company in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2. As of August 18, 2006, the Company has in principal agreed to register the shares in any future registration statement.

The Company has received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart's claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America ("CDA") and for CDA's failure to advise the Company's shareholders of the sale of OWHC until after the Reverse Merger. As of August 18, 2006 the Company has not accrued any expense related to the claim and no further developments have occurred with this claim.

NOTE 11 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $5,793,893, a working capital deficiency of $1,005,363, and net cash used in operations of $2,788,216. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $500,000 per month to continue the launch of its products through 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 12 SUBSEQUENT EVENTS

      On July 20, 2006 the Company issued 25,000 shares of common stock for investor relations.

      On July 20, 2006, Board of Directors amended the terms of its private offering, which had commenced on March 21, 2006. Under the terms of the revised offering, (i) the Company's offering of up to $11,000,000 of units ("Units") was increased to $16,000,000; (ii) each Unit would now consist of: (x) 5,000 shares of 10% (PIK) Series B Preferred Stock of the Company (with terms otherwise identical to the Series A Preferred Stock, but for a substantially reduced conversion price) and (y) warrants to purchase 100,000 shares of the Company's common stock (rather than 50,000 shares) with terms otherwise identical to the warrants previously issued in the private offering; (iii) the placement agent would continue to receive a 11% sales commission, a 3% non-accountable expense allowance and 10% stock coverage in shares of Common Stock, but would now receive up to 2 million (rather than 1 million) common stock cashless exercise warrants, exercisable at $.50 per share for five years. In addition, all of the subscribers who previously purchased $5,225,000 of Units were given the opportunity to exchange their Series A Preferred Stock for Series B Preferred Stock and will be entitled to receive warrants to purchase an additional 50,000 shares (a total of 100,000) of the Company's common stock for each Unit purchased by such subscribers in the private offering.

      On August 21, 2006, Board of Directors approved a 5% common stock bonus for certain Officers, Directors, Insiders, as well as Shareholders from the July 2005 private placement, in consideration for locking-up their shares of common stock. As of August 18, 2006 the Company has received notification of acceptance from 14 shareholders amounting to 6,809,148 shares of common stock. The Company is obligated to issue a total 340,457 shares of common stock pursuant to these lock-up agreements.

      On July 26, 2006, the Board of Directors granted its corporate and securities counsel, a warrant to acquire 200,000 shares of the Company's common stock at an exercise price of $.35 per share as compensation for current and future services. The warrant has a term of five years and can be exercised on a cashless basis.

      On August 4, 2006, the 2006 Employee Stock Incentive Plan (the "2006 Plan") was approved and adopted by the Board of Directors. The 2006 Plan is scheduled to become effective upon the approval of the majority of the Company's stockholders either at an annual or special meeting to be held within one year from the date of adoption by the Board of Directors. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 3,000,000 shares of common stock.

      On August 4, 2006, the Company entered into a consulting agreement with CJB Group, Inc. ("CJB") for the provision of certain public/investor relations services. Under the terms of the agreement, CJB will receive $7,500 per month, 150,000 restricted shares of Common Stock and warrants to purchase an additional 200,000 shares of Common Stock. The agreement will remain in effect until terminated by either party upon 90 days prior notice.

As of August 18, 2006, the Company has received $325,200 in subscription for 325,200 Series A preferred stock. The Company will pay $45,528 in placement, fees and 32,520 shares of common stock upon completion of the subscriptions.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements contained in this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document that are not historical or current facts may constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include our ability to continue to lower our costs, our timely development and customers' acceptance of our products, including acceptance by key customers, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions, adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will," "potential," "opportunity," "believes," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission ("SEC").

General

      InfoByPhone, a wholly-owned subsidiary of Ocean West Holding Corporation ("we," "our," "us," or the "Company"), is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow(TM) Service (the "Service"). The Service is a new mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to call, email, or text message (SMS) questions. An answer is then text messaged or emailed back to the consumer's mobile device, usually within a matter of minutes.

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

      The product was launched from beta in November of 2005. The release has been directed primarily to cell phone users in the U.S. and Canada. We currently generate fees from user inquiries. In the future, we expect to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our templated formats. We also expect to generate revenue from affiliate partnerships that provide our customers with the opportunity to purchase ring tones, wallpaper, games and other items.

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

Revenue Recognition

      During 2005, revenue was recognized over the service period. The Company billed for its services one year in advance. All prepaid annual service revenue was deferred and recognized over the service period. During 2006, the Company changed its billing method. For all submitted questions, the Company recognizes revenue at the time of the inquiry. For advertising space sold, the Company recognizes revenue over the period the advertisement is displayed.

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

Foreign Currency Translation

      The functional currency of the Company is the United States dollar. The financial statements of the Company's Philippines' subsidiary translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. As of June 30, 2006, the translation adjustment was $1,056.

Recent Accounting Pronouncements

      SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

      Material Changes in Results of Operations

      Three-Month and Six-Month Periods Ended June 30, 2006 as compared with the Three-Month and Six-Month Periods Ended June 30, 2005.

      We reported sales of $4,958 and $9,029 for the three and six months ended June 30, 2006, respectively, as compared to $3,586 and $6,318 for the three and six months ended June 30, 2005. The increase in our sales was due to the Company rolling out its service on a per use basis to new subscribers. During the three and six month periods ended June 30, 2006 the Company has begun to generate revenue from ESPN cellular and Rogers Wireless users on a per use basis. The Company expects sales to increase as the product is deployed with Rogers Wireless on a larger scale. In addition the Company anticipates an increase in sales in the United States as it will begin a new marketing program within the next six months.

      Research and development expenditures have increased to $54,408 and $122,837 for the three and six months ended June 30, 2006 as compared to $40,956 and $41,856 for the three and six months ended June 30, 2005. The Company continues to incur significant costs in adding new features and upgrades to its mobile services technology. The Company expects to incur more expenses as it enhances its services and features.

      Cost of revenue have increased to $676,578 and $896,060 for the three and six months ended June 30, 2006 as compared to $175,265 and $221,264 for the three and six months ended June 30, 2005. The Company has incurred significant costs in its mobile services division as it implements its services. Most of the costs are derived from its call center in the Philippines and fixed amounts paid to third party content providers. The Company's cost of revenue are not expected to increase significantly until it adds a significant amount of new users.

      General and administrative costs have increased to $414,846 and $1,159,065 for the three and six months ended June 30, 2006 as compared to $26,282 and $59,827 for the three and six months ended June 30, 2005. The Company added additional employees, rent, increased travel and office expenses as it implemented its business plan. The Company's general and administrative cost are not expected to increase significantly in the future.

      Professional fees have increased to $311,550 and $554,244 for the three and six months ended June 30, 2006, as compared to $108,894 and $142,015 for the three and six months ended June 30, 2005. Most of these costs are legal and accounting fees associated with the Company's SEC reporting obligations and legal fees associated with the Company's two attempted acquisitions.

      Payroll expense has increased to $322,634 and $516,255 for the three and six months ended June 30, 2006, as compared to $38,204 and $159,900 for the three and six months ended June 30, 2005. The Company has hired several new executives in anticipation of increased operations.

      Stock Compensation has increased to $1,847,442 and $2,361,018 for the three and six months ended June 30, 2006, as compared to $932,364 and $988,614 for the three and six months ended June 30, 2005. During the six months ended June 30, 2006, the Company issued common stock options valued at $1,493,142 to officers and directors and recorded amortization of $235,473 on warrants issued to a consultant during six months ended June 30, 2006.

      Interest expense has increased to $74,878 and $193,443 for the three and six months ended June 30, 2006, as compared to $3,989 and $4,296 for the three and six months ended June 30, 2005. The increase was primarily a result of the interest warrants and common stock issued with the Company's bridge loans.

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

      We reported a net loss of $3,697,058 and $5,793,893 for the three and six months ended June 30, 2006, as compared to $7,953,076 and $8,242,162 for the three and six months ended June 30, 2005. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 2006, AS COMPARED WITH JUNE 30, 2005

      Net cash used in operating activities increased to ($2,788,216) for the six months ended June 30 2006 as compared to cash from operating activities of $637,735 for the six months ended June 30, 2005. Included in this increase was:

      o an increase of $4,182,439 in our net loss from continuing operations,

      o     an increase of $506,473 in amortization of deferred compensation

      o     an increase of $799,051 in options issued for services

      o     an increase of $108,622 in warrants issued for financing fees

      o     an offsetting of $550,470 in accounts payable, and

      o     a decrease of $ 77,777 in accrued expenses.

      Net cash used in investing activities was $1,857,185 for the six months ended June 30, 2006 and cash provided by investing activity of $719,990, $719,990 for the six months ended June 30, 2005. The Company purchased $7,186 of additional computer equipment and had received restrictive cash of $1,850,000. Net cash provided by financing activities were $4,579,305 for the six months ended June 30, 2006 compared to cash used in financing activities of $1,356,111 for the six months ended June 30, 2005. For the six months ended June 30, 2006, the Company entered into note agreements with related parties for $185,000 and non-related parties for $111,905. As of June 30, 2006 the Company completed the sale of 98 Units for gross proceeds of $4,900,000. Each Unit consists of (i) 5,000 shares of 10%
      (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent received at the initial closing 1 million common stock cashless exercise warrants, exercisable at $.50 per share, and an aggregate of $539,000 of 11% sales commissions, $147,000 of 3% non-accountable expenses; and 490,000 shares of Common Stock.

      We had a net loss of $5,793,893, a working capital deficiency of $1,005,363, and net cash used in operations of $2,788,216. In addition we need additional capital to cover ongoing operating expenses over the next 12 months. We estimate that we may require up to $500,000 per month to launch our product through 2006. These factors raise substantial doubt about our ability to continue as a going concern.

      In January 2006, the Company completed a $350,000 bridge loan from two lenders, one of whom is Sandro Sordi ($100,000), a director of the Company, and the second ($250,000) is an unaffiliated entity. The loan is evidenced by 10% subordinated promissory notes due 60 days from the date of issuance. An aggregate of $150,000 of this loan had been repaid as of May 18, 2006. An aggregate of 35,000 warrants were issued to the lenders plus 17,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011.

      As of March 1, 2006, the Company executed loan documents for a $205,000 bridge loan from two lenders, one of whom is Darryl Cohen, the Company's Chief Executive Officer and the second is Allied International Fund, Inc. both of whom are accredited investors. The bridge loan was completed on March 8, 2006 and is evidenced by secured promissory notes due on the earliest to occur of the closing of one million ($1,000,000) dollars in debt, equity or other infusion of capital, or June 30, 2006. As of May 18, 2006, the loan from the Allied International Fund, Inc. had been repaid.

      On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of restricted stock which the Company agreed to register with the current private placement described below, but no later than 120 days from the completion of the bridge loan.

      As of July 20, 2006 the Company completed the sale of $5,225,000 of Units in a private placement that commenced on March 21, 2006. Each Unit consisted of
(i) 5,000 shares of 10% (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. Under the terms of the private offering, the placement agent received a 11% sales commission, a 3% non-accountable expense allowance, 10% stock coverage in shares of common stock and 1 million common stock cashless exercise warrants, exercisable at $.50 per share for five years.

      On July 20, 2006, the Company's board of directors amended the private offering. Under the terms of the revised offering, (i) the Company's offering of up to $11,000,000 of Units was increased to $16,000,000; (ii) each Unit now consists of: (x) 5,000 shares of 10% (PIK) Series B Preferred Stock of the Company (with terms otherwise identical to the Series A Preferred Stock but for a conversion price of $0.50 per share) and (y) warrants to purchase 100,000 shares of the Company's common stock (rather than 50,000 shares) with terms otherwise identical to the warrants previously issued in the private offering;
(iii) the placement agent would continue to receive a 11% sales commission, a 3% non-accountable expense allowance and 10% stock coverage in shares of Common Stock but would now receive up to 2 million (rather than 1 million) common stock cashless exercise warrants, exercisable at $.50 per share for five years. In addition, all of the subscribers who previously purchased $5,225,000 of Units were given the opportunity to exchange their Series A Preferred Stock for Series B Preferred Stock and will be entitled to receive warrants to purchase an additional 50,000 shares of the Company's common stock per Unit purchased in the private offering.

      The disclosures concerning the Company's private placements are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Item 3. Controls and Procedures.

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, there have been no material changes to any legal proceedings against the Company previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended June 30, 2006, were previously reported on Form 8-K.

      On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of restricted stock which the Company agreed to register no later than 120 days from the completion of the bridge loan.

      On April 11, 2006 the Company issued 22,500 shares of common stock for investor Relations valued at $27,000 the fair market value on the date of issuance.

      On Aril 28, 2006 Company issued 200,000 shares of common stock to the Company's Chief Executive Officer as a bonus valued at $208,000 the fair market value on the date of issuance.

      On June 16, 2006 the Company issued 40,000 shares of common stock for investor Relations valued at $36,000 the fair market value on the date of issuance.

      The Company sold the placement agent 490,000 shares of common stock at a price of $.01 per share in connection with it placement of (PIK) Series A Preferred Stock. The Company recorded a subscription receivable of $4,900 at June 30, 2006.

      On April 28, 2006, the Company issued a total of 2,000,000 common stock options to the Company's Chief Executive Officer at an exercise price of $1.04 expiring 10 years from the date of issuance. In addition, the Company issued a total of 200,000 common stock options to two directors of the Company at a price of $1.04 expiring 10 years from the date of issuance. In addition the Company issued 200,000 shares of common stock to the Company's Chief Executive Officer as a bonus.

      On April 25, 2006 the Company designated 1,500,000 shares of Series A preferred stock $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock ranks senior to the Company's common stock and each share has a $10 per share liquidation preference. The Series A preferred stock was convertible into the Company's common stock at no less than $1.00 per share and no more than $1.65 per share to be determined following the Company's current private placement. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law.

      As of July 20, 2006, the Company completed the sale of $5,225,000 of Units in a private offering, which commenced on March 21, 2006. Each Unit consisted of
(i) 5,000 shares of 10% (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. Under the terms of the private offering, the placement agent received a 11% sales commission, a 3% non-accountable expense allowance, 10% stock coverage in shares of the Company's common stock and 1 million common stock cashless exercise warrants, exercisable at $.50 per share for five years.

      On July 21, 2006, the Company's board of directors amended the private offering. Under the terms of the revised offering, (i) the Company's offering of up to $11,000,000 of Units was increased to $16,000,000; (ii) each Unit now consists of: (x) 5,000 shares of 10% (PIK) Series B Preferred Stock of the Company (with terms otherwise identical to the Series A Preferred Stock, but for a conversion price of $0.50 per share) and (y) warrants to purchase 100,000 shares of the Company's common stock (rather than 50,000 shares) with terms otherwise identical to the warrants previously issued in the private offering;
(iii) the placement agent would continue to receive a 11% sales commission, a 3% non-accountable expense allowance and 10% stock coverage in shares of the Company's common stock but would now receive up to 2 million (rather than 1 million) common stock cashless exercise warrants, exercisable at $.50 per share for five years. In addition, all of the subscribers who previously purchased $5,225,000 of Units will be given the opportunity to exchange their Series A Preferred Stock for Series B Preferred Stock and will be entitled to receive warrants to purchase an additional 50,000 shares of the Company's common stock for each Unit purchased by such subscribers in the private offering.

      The issuance of all of the above shares, did not require registration under the Securities Act, pursuant to an exemption available under Section 4(2) of the Act.

      On August 4, 2006, the Company entered into a consulting agreement with CJB Group, Inc. ("CJB") for the provision of certain public/investor relations services. Under the terms of the agreement, CJB will receive, inter alia, 150,000 restricted shares of the Company's common stock and warrants to purchase an additional 200,000 shares of common stock; the first 100,000 shares vest in three months and the second 100,000 shares vest in six months from the date the consulting agreement was entered into.

      The issuance of all of the above shares, did not require registration under the Securities Act, pursuant to an exemption available under Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

Item 3. Defaults Upon Senior Securities.

      On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan is evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of common stock which the Company agreed to register. During the six months ended June 30, 2006 the Company has repaid a total of $150,000. The note is currently in default. As of August 17, 2006 the outstanding balance of $150,000 has not been repaid.

      On March 1, 2006, the Company's Chief Executive Officer loaned the Company $105,000. The Bridge Loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of one million ($1,000,000) Dollars in debt, equity or other infusion of capital, or June 30, 2006. During the six months ended June 30, 2006 the Company has repaid a total of $20,000. The balance outstanding at June 30, 2006 was $85,000 an is in default.

      In January 2006, a director of the Company loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 10,000 warrants were issued to the lenders plus 5,000 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of August 18, 2006 the note is in default.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

      Exhibits.

      Set forth below is a list of the exhibits to this Quarterly Report on Form 10-QSB.

Exhibit Number                        Description
--------------                        -----------
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

Dated: August 21, 2006                 Ocean West Holding Corporation


                                       By: /s/ Darryl Cohen
                                           -------------------------------------
                                           Darryl Cohen, Chief Executive Officer
                                           (Principal executive officer and
                                           principal financial officer)

                         Ocean West Holding Corporation.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2006

                                  EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.