Form 10QSB/A
period 2006-06-30
OCEAN WEST HOLDING CORP
filed 2006-08-22
CIK 1104538

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

                         Quarterly Report on Form 10-QSB/A
                           Period Ended June 30, 2006

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                              For The Six Months Ended June 30,
                                                              ----------------------------------
                                                                       2006          2005
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                          $(5,793,893)  $(1,611,454)
      Net loss from discontinued operations                                 --    (6,630,708)
                                                                   -----------   -----------
      Net Loss                                                      (5,793,893)    8,242,162
      Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities
        Depreciation                                                    37,346         2,662
      Amortization of deferred compensation                            506,473            --
        Amortization of note payable discount                           66,880
        Stock options issued for services                            1,787,665       988,614
        Warrants issued for financing fees                             108,622            --
      Changes in operating assets and liabilities
        Increase in accounts receivable                                 (6,615)           --
        Increase in deposits                                                98         1,350
        Decrease / (Increase) in prepaid expenses                       (3,671)      167,468
        Increase in accounts payable                                   550,470            --
        Increase in accrued expenses                                   (41,591)       36,186
        Increase / (Decrease) in deferred revenue                           --        (4,275)
        Discontinued Operations, net                                        --     7,687,892
                                                                   -----------   -----------
            Net Cash Provided by (Used In) Operating
              Activities                                            (2,788,216)      637,735
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted Cash                                             (1,850,000)           --
        Purchase of equipment                                           (7,185)           --
        Discontinued Operations, net                                        --       719,990
                                                                   -----------   -----------
            Net Cash Provided by (Used In) Investing
              Activities                                            (1,857,185)      719,990
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash overdraft                                                        --        (2,437)
      Proceeds from note payable                                       111,905       323,500
      Proceeds from note payable - related party                       185,000       100,000
      Proceeds from issuance of stock                                4,282,400            --
      Discontinued Operations, net                                          --    (1,777,174)
                                                                   -----------   -----------
            Net Cash Provided By (Used in) Financing
              Activities                                             4,579,305    (1,356,111)
                                                                   -----------   -----------
EXCHANGE RATE LOSS                                                      (2,658)           --
                                                                   -----------   -----------
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                 (68,754)        1,614

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         159,622            --
                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    90,868         1,614
                                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

      Interest paid                                                $    65,000   $        --
                                                                   ===========   ===========
      Income taxes                                                 $        --   $        --
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

On April 28, 2006 Company issued 200,000 shares of common stock to the Company's Chief Executive Officer as a bonus valued at $208,000 the fair market value on the date of issuance.

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


      As of June 30, 2006 the Company completed the sale of 98 Units for gross proceeds of $4,900,000. Each Unit consists of (i) 5,000 shares of 10%
      (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent received at the initial closing 1 million common stock cashless exercise warrants, exercisable at $.50 per share, and an aggregate of $539,000 of 11% sales commissions, $147,000 of 3% non-accountable expenses; and 490,000 shares of Common Stock. The Investors and the placement have agreed not to convert their preferred stock or exercise their Warrants until such time that the Company increases its number of authorized shares of common stock.

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

      A summary of the status of the Company's fixed stock options as of June 30, 2006, and the changes during the period ended is presented below:

      On April 28, 2006 the Company issued a total of 2,000,000 common stock options to the Company's Chief Executive Officer at a price of $1.01 expiring 10 years from the date of issuance, the Company recorded an expense of $968,367 for the six months ended June 30, 2006. In addition the Company issued a total of 470,000 common stock options to Officers and Directors of the Company at a price of $1.01 expiring 10 years from the date of issuance, the Company recorded an expense of $524,775 for the six months ended June 30, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 172%; risk-free interest rates of 4.94%, expected lives of three to four years.

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
                                       ==========

                               Weighted
                  Number       Average     Weighted      Number      Weighted
               Outstanding    Remaining     Average    Exercisable    Average
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

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, has filed a lawsuit against the Company in the United States District Court for the Southern District of New York seeking specific performance of an agreement which provided for "piggyback" registration rights and seeks to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2. As of August 18, 2006, the Company has agreed in principle to register the shares in any future registration statement.

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

On July 20, 2006, Board of Directors amended the terms of its private offering, which had commenced on March 21, 2006. Under the terms of the revised offering,
(i) the Company's offering of up to $11,000,000 of units ("Units") was increased to $16,000,000; (ii) each Unit would now consist of: (x) 5,000 shares of 10%
(PIK) Series B Preferred Stock of the Company (with terms otherwise virtually identical to the Series A Preferred Stock, but for a substantially reduced conversion price) and (y) warrants to purchase 100,000 shares of the Company's common stock (rather than 50,000 shares) with terms otherwise identical to the warrants previously issued in the private offering; (iii) the placement agent would continue to receive a 11% sales commission, a 3% non-accountable expense allowance and 10% stock coverage in shares of Common Stock, but would now receive up to 2 million (rather than 1 million) common stock cashless exercise warrants, exercisable at $.50 per share for five years. In addition, all of the subscribers who previously purchased $5,225,000 of Units were given the opportunity to exchange their Series A Preferred Stock for Series B Preferred Stock and will be entitled to receive warrants to purchase an additional 50,000 shares (a total of 100,000) of the Company's common stock for each Unit purchased by such subscribers in the private offering.

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

      o     an offsetting increase of $550,470 in accounts payable, and

      o     a decrease of $ 77,777 in accrued expenses.

      Net cash used in investing activities was $1,857,185 for the six months ended June 30, 2006 and cash provided by investing activities of $719,990, $719,990 for the six months ended June 30, 2005. The Company purchased $7,185 of additional computer equipment and had received restrictive cash of $1,850,000. Net cash provided by financing activities were $4,579,305 for the six months ended June 30, 2006 compared to cash used in financing activities of $1,356,111 for the six months ended June 30, 2005. For the six months ended June 30, 2006, the Company entered into note agreements with related parties for $185,000 and non-related parties for $111,905. As of June 30, 2006 the Company completed the sale of 98 Units for gross proceeds of $4,900,000. Each Unit consists of (i) 5,000 shares of 10%
      (PIK) Series A Preferred Stock of the Company and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. The Placement Agent received at the initial closing 1 million common stock cashless exercise warrants, exercisable at $.50 per share, and an aggregate of $539,000 of 11% sales commissions, $147,000 of 3% non-accountable expenses; and 490,000 shares of Common Stock.

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

      On April 28, 2006 Company issued 200,000 shares of common stock to the Company's Chief Executive Officer as a bonus valued at $208,000 the fair market value on the date of issuance.

      On June 16, 2006 the Company issued 40,000 shares of common stock for investor Relations valued at $36,000 the fair market value on the date of issuance.

      The Company sold the placement agent 490,000 shares of common stock at a price of $.01 per share in connection with it placement of 10% (PIK) Series A Preferred Stock. The Company recorded a subscription receivable of $4,900 at June 30, 2006.

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

      The issuance of all of the above shares, did not require registration under the Securities Act, pursuant to an exemption available under Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions, except the July 2006 placement of units.

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

Dated: August 22, 2006                 Ocean West Holding Corporation


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