Form 10QSB/A
period 2005-06-30
OCEAN WEST HOLDING CORP
filed 2006-09-26
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 13,999,900 shares of the registrant's common stock, par value $.01 per share, outstanding as of August 15, 2005, and no other classes of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes: [ ] No: [X]

Explanatory Paragraph

      This Form 10-QSB/Amendment No. 2 of Ocean West Holding Corporation (the "Company") for the period ended June 30, 2005, is being filed in response to comments issued by the Staff of the Securities and Exchange Commission concerning the operations of the Company prior to the merger of the Company with InfoByPhone, Inc. on June 6, 2005. Changes have been made primarily to an adjustment for impairment of goodwill; summary of significant accounting policies; and Notes to Consolidated Financial Statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-QSB/A

                                 AMENDMENT NO. 2

                                TABLE OF CONTENTS

                                                                          PAGE #

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheet Restated -- As of June 30, 2005 (unaudited).....4

    Consolidated Statements of Operations -- Restated For the Three Months and
      Six Months Ended June 30, 2005, The three months ended June 30, 2004, and
      For the Period January 7, 2004 to June 30, 2004 (unaudited)..............5

    Consolidated Statements of Changes in Stockholders' Deficiency Restated for
      the Six Months Ended June 30, 2005 (unaudited) ..........................6

   Consolidated Statements of Cash Flows Restated -- For the Six Months Ended
      June 30, 2005 and For the Period January 7, 2004 to June 30, 2004
      (unaudited)..............................................................7

    Notes to Consolidated Financial Statements Restated (unaudited)............8

Item 2.  Management Discussions and Analysis and Plan of Operations...........21

Item 3.  Controls and Procedures..............................................24

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a vote of Security Holders..................25

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form - 8K....................................26

Signatures....................................................................26

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET RESTATED
                                   (unaudited)

                                                                                                                  June 30,
                                                                                                                   2005
                                                                                                               ------------
Assets
   Current assets:
      Cash and cash equivalents                                                                                $    230,926
      Prepaid and other current assets                                                                              163,983
                                                                                                               ------------
            Total current assets                                                                                    394,909
                                                                                                               ------------
   Property and equipment, net                                                                                      182,961
                                                                                                               ------------
   Other assets:
      Originated mortgage servicing rights                                                                           32,763

      Deposits                                                                                                       36,663
                                                                                                               ------------
      Total other assets                                                                                             69,426
                                                                                                               ------------
            Total assets                                                                                       $    647,296
                                                                                                               ============
Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                                                                         $    623,113
      Accrued expenses                                                                                            1,176,293
      Deferred revenue                                                                                                1,437
      Current maturities of long-term debt                                                                          694,054
      Current maturity of capital lease obligation                                                                   24,520
      Warehouse lines of credit                                                                                     440,758
      Due to related party                                                                                           15,000
      Notes payable                                                                                                 100,000
                                                                                                               ------------
            Total current liabilities                                                                             3,075,175
                                                                                                               ------------
   Long-term liabilities:
      Long-term debt, less current maturities                                                                       397,595

      Total long- term liabilities                                                                                  397,595
                                                                                                               ------------
            Total liabilities                                                                                     3,472,770
                                                                                                               ------------
   Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized:
            Series C, 1,000 shares authorized, 0 shares issued and outstanding                                           --
            Series E, 680 shares authorized, 0 shares issued and outstanding                                             --
            Series F, 1,050 shares authorized, 0 shares issued and outstanding                                           --
            Series G, 2,000 shares authorized, 0 shares issued and outstanding                                           --
            Series I, 125 shares authorized, 0 shares issued and outstanding                                             --
            Series L, 1,000 shares authorized, 0 shares issued and outstanding                                           --
            Series M, 5,000 shares authorized, 0 shares issued and outstanding                                           --
            Series N 10,000 shares authorized, 0 shares issued and outstanding                                           --
      Class B common stock, $.01 par value, 5,000,000 shares authorized, and 0 shares issued and outstanding             --
      Class D common stock, $.01 par value, 600,000 shares authorized, 0 shares issued and outstanding                   --
Common stock, $.01 par value 30,000,000 shares authorized, 13,999,900 issued and outstanding                        140,000
      Additional paid-in capital                                                                                  8,549,580
      Deferred stock compensation                                                                                  (349,575)
      Accumulated deficit                                                                                       (11,165,479)
                                                                                                               ------------
         Total stockholders' deficiency                                                                          (2,825,474)
                                                                                                               ------------
            Total liabilities and stockholders' deficiency                                                     $    647,296
                                                                                                               ============

   The accompanying notes are an integral part of these financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS RESTATED
                                   (unaudited)

                                                                                              For the
                                                Three Months   Three Months   Six Months       Period
                                                   Ended          Ended         Ended        January 7 -
                                                  June 30,       June 30,      June 30,       June 30,
                                                    2005           2004          2005           2004
                                                -----------    -----------    -----------    -----------
                                                  Restated                     Restated
Revenues:
   Revenues from origination and sale
      of mortgage loans, net                    $   183,007    $        --    $   183,007    $        --

   Revenues from mobile services                      3,586             --          6,318             --
                                                -----------    -----------    -----------    -----------

Total revenues                                      186,593             --        189,325             --

Operating expenses:
   Cost of revenue mobile services                  175,265             --        221,264             --
   Payroll expense                                   91,531             --        213,233             --
   Research and development                          40,956         28,000         41,856         31,576
   Professional fees                                127,496         23,460        160,617         45,336
   Other general and administrative expenses        429,521         15,310        463,060         30,027
   Stock compensation expense                       932,364             --        988,614             --
   Impairment of goodwill                         6,338,357             --      6,338,357             --
                                                -----------    -----------    -----------    -----------

   Total operating expenses                       8,135,490         66,770      8,427,001        106,939
                                                -----------    -----------    -----------    -----------

Loss from operations                             (7,948,897)       (66,770)    (8,237,676)      (106,939)

Interest expense                                      8,655             --          8,962             --
Provision for income taxes                               --             --             --             --
                                                -----------    -----------    -----------    -----------
Net (loss) income                               $(7,957,552)   $   (66,770)   $(8,246,638)   $  (106,939)
                                                ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted   $     (0.91)   $     (0.05)   $     (1.39)   $     (0.07)

Weighted average number of common shares
       outstanding basic and diluted              8,736,548      1,465,000      5,951,317      1,465,000
                                                ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
     Consolidated Statement of Changes in Stockholders' Deficiency Restated
                     For the Six Months Ended June 30, 2005

                           Preferred Stock          Common Stock
                          -----------------   -------------------------
                                                                           Additional                                     Total
                                                                            Paid in        Deferred      Accumulated   Stockholders'
                           Shares   Amount      Shares         Amount       Capital      Compensation      Defecit        Defeicit
                          -------  -------    ----------   ------------   ------------   ------------   ------------   ------------
Balance December 31,
2004                           --       --     2,603,123   $     26,031   $    841,628   $   (178,125)  $ (2,918,841)  $ (2,239,307)

Sale of common stock           --       --     1,078,333         10,784        312,716                                      323,500

Stock issued for
services                       --       --     2,662,440         26,624        662,439                                      689,063

Stock issued for
consulting                     --       --     2,070,000         20,700        450,300       (471,000)                           --

Stock issued in
reverse merger                 --       --     5,586,004         55,860      6,282,497                                    6,338,357

Amortization of
consulting contracts           --       --                                                    187,050                       187,050

Amortization of
warrants                       --       --                                                    112,500                       112,500

Net loss for the six
months ended
June 30, 2005                  --       --                                                                (8,246,638)    (8,246,638)

Balance June 30, 2005          --       --    13,999,900   $    140,000   $  8,549,580   $   (349,575)  $(11,165,479)  $ (2,825,474)

   The accompanying notes are an integral part of these financial statements.

                  OCEAN WEST HOLDING CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATED
                                   (unaudited)

                                                                 Six Months      For the
                                                                   Ended          Period
                                                                  Restated     January 7 -
                                                                June 30, 2005  June 30, 2004
                                                                 -----------    -----------
Cash flows (used for)  provided by operating activities:
       Net (loss) income                                         $(8,246,638)   $  (106,939)
Adjustments to reconcile net income
    to net cash (used in) operating activities:
       Depreciation and amortization                                  14,884          1,123

       Equity issued for services                                    988,614             --
       Impairment of goodwill                                      6,338,357
Changes in operating assets and liabilities:
    (Increase) decrease in assets:
       Decrease in other assets                                      180,000             --
       Increase in deposits                                            1,350             --
Increase in liabilities:
       Accounts payable and accrued expenses                         167,468             --
       Deferred revenue                                               (4,275)            --
       Increase in accrued expenses                                  324,184             --
                                                                 -----------    -----------

          Net cash used in for operating activities                 (236,056)      (105,816)
                                                                 -----------    -----------

Cash flows provided by (used in) investing activities:

       Acquisition proceeds                                          229,312             --
       Purchases of property and equipment                                --        (18,684)
                                                                 -----------    -----------

          Net cash provided by (used in) investing activities        229,312        (18,684)
                                                                 -----------    -----------

Cash flows provided by (used in) financing activities:
       Payments on debt                                             (180,000)            --
       Payments on capital lease obligations                          (3,393)            --
       Proceeds from notes payable                                   100,000             --
       Proceeds from issuance of common stock                        323,500        124,500
       Cash overdraft                                                  2,437             --
                                                                 -----------    -----------

          Net cash provided by financing activities                  237,670        124,500
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                            230,926             --
Cash and cash equivalents, beginning of period                            --             --
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $   230,926    $        --
                                                                 ===========    ===========

Supplemental disclosure of cash flow information -
    Interest paid                                                $        --    $        --
                                                                 ===========    ===========
    Income taxes paid                                            $        --    $        --
                                                                 ===========    ===========

Supplemental disclosure of non-cash investing and financing information

    Business Acquisition

          Fair value of assets acquired                          $   804,199    $        --
          Fair value of liabilities assumed                       (3,098,289)            --
                                                                 -----------    -----------
          Net liabilities acquired                               $(2,294,090)   $        --
          Fair value of stock issued                             $ 4,044,267    $        --

   The accompanying notes are an integral part of these financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

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

      Going Concern:

      Since inception through June 30, 2005, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $11,165,479. The circumstances raise substantial doubt about our ability to continue as a going concern.

      Nature of Business:

      OWE, a California C corporation, was incorporated in November 1988 in the State of California for the purpose of engaging in mortgage banking activities. OWE is involved in the process of originating, and selling loans secured by real property with one to four units. Our income is generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors. We also generate revenues through fees, such as brokerage fees, underwriting fees, processing fees and document drawing fees, in connection with the funding or brokering of a loan.

      Organization:

      On June 6, 2005, InfoByPhone, Inc., Inc. consummated an agreement with Ocean West Holding Corporation, pursuant to which InfoByPhone, Inc exchanged all of its 6,000,000 then issued and outstanding shares of common stock for 6,000,000 shares or approximately 50% of the common stock of Ocean West Holding Corporation. As a result of the agreement, the transaction was treated for accounting purposes as a reverse merger by the accounting acquirer (InfoByPhone, Inc).

      Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at fair value.

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

      Principles of Consolidation:

      The consolidated financial statements include the accounts of OWHC and its wholly owned subsidiaries, InfoByPhone, Inc., InfoByPhone, LLC, and Ocean West Enterprises, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      For the quarter ended June 30, 2005, 2 buyers purchased 80% and 12.5%, of loans funded.

      Cash and Cash Equivalents:

      For the purpose of the statement of cash flows, the Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents.

      Restricted Cash:

      Restricted cash represents amounts deposited in escrow for the Company to pay expenses for the benefit of a borrower who advanced funds to the Company. For the quarter ended June 30, 2005, the balance of restricted cash was $0.

      Accounts Receivable:

      The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. For the quarter ended June 30, 2005, the reserve for doubtful accounts was $0.

      Mortgage Loans Held for Sale:

      Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of June 30, 2005, there was no valuation allowance required as the balance is $0. The balance of the loans at March 31, 2005, approximately $3.1 million were sold to investors prior to the reverse merger on June 6, 2005. Loans are analyzed on a quarterly basis as to their collectibiltiy from the guidelines imposed by each lending facility. For the six months ended June 30, 2005 and the year ended September 30, 2004 there was no impairment valuation recorded, however during the year ended September 30, 2004, three loans totalling $480,300 as part of loans held for investment were classified as impaired as loans held for investment and revenue was reduced for the impairment. See footnote (3) of the notes to consolidated financial statements, herein.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

      Property and Equipment:

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, The estimated useful life of the computer equipment is five years and the estimated useful life of the office furniture and leaseholds is seven years. Maintenance and repairs are charged to operations when incurred. Major betterments and renewals are capitalized. Gains or losses are recognized upon sale or disposition of assets.

      Mortgage Servicing:

      The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities ("MSLs") is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of June 30, 2005. Amortization expense related to mortgage servicing rights for the quarter ended June 30, 2005 was $1,608.

      Revenue and Cost Recognition:

      Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned. The Company was not required to repurchase any loans for the fiscal periods ended September 30, 2004, September 30, 2003 and as of the date of this amended filing. Management preforms a quality control review of each file before funding the loan to ensure that the loan met investor guidelines for purchase. Additionally, all loans were reveiwed by the purchasing investor prior to purchase to verify program eligibility.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

      Revenue Recognition - Mobile devices

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

      General and  Administrative:

      The Company records office costs, rent, travel, insurance and other overhead costs as general and administrative costs.

      Advertising:

      The Company expenses advertising costs as incurred. The advertising costs for the six months ended June 30, 2005 and the period ended June 30, 2004 were $74,208 and $0, respectively.

      Income Taxes:

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The usage of our prior years net operating losses will be limited to a change in ownership under Internal Revenue Code Section 382, which occurred in 2005. These net operating losses expire from 2005 to 2025. The Company has recorded a 100% valuation allowance against any deferred tax assets.

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

      Stock Based Compensation:

      "The Company has elected to follow the intrinsic value method APB Opinion No.25, Accounting for Stock Issued to Employee, in accounting for its employee stock options for each period presented. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock option equals the market price of the Company's common stock on the date of the grant. If under Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on fair value at the grant date for its stock options, net earnings and earnings per share. See Note 11.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005


      Research and Development:

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

      Recent Accounting Pronouncements:

      Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," and SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," were recently issued. SFAS Nos. 151, 152 and 153 have no current applicability to the Company and have no effect on the financial statements.

      The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

      The adoption of SFAS 123(R) "Share-based Payment" was recently issued. The Company has not determined the effect of 123(R) on the financial statements.

      Business Segments:

      The Company operates in two segments, mobile services and mortgage banking divisions.

(2)   Restatement of Financial Statements:

      The financial statements for the three and six months June 30, 2005 have been restated due to the Company determining that the spin-off of Ocean West Enterprise could not occur until approved by the SEC. The Company recorded the operations in accordance with SFAS 144 paragraph 27.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS                                                                           As filed      Adjustments        Amended
                                                                                       ------------    ------------    ------------
  Cash                                                                                 $      1,614         229,312    $    230,926
  Prepaid and other assets                                                                                  163,983         163,983
                                                                                       ------------    ------------    ------------
 Total Currents Assets                                                                        1,614         393,295         394,909

PROPERTY AND EQUIPMENT, NET                                                                  19,983         162,978         182,961

OTHER ASSETS

  Originated mortgage serving rights                                                                         32,763          32,763
Deposits                                                                                      1,500          35,163          36,663
                                                                                       ------------    ------------    ------------

  TOTAL ASSETS                                                                         $     23,097         624,199    $    647,296
                                                                                       ============    ============    ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Account payable                                                                        $    270,092         353,021    $    623,113
Accrued expenses                                                                             56,219       1,120,074       1,176,293
Deferred revenue                                                                              1,437              --           1,437
Current maturities of long-term debt                                                                        694,054         694,054
Current maturities of capital lease obligations                                                              24,520          24,520
Warehouse lines of credit                                                                                   440,758         440,758
 Due to related party                                                                                        15,000          15,000
Notes payable                                                                               100,000              --         100,000
                                                                                       ------------    ------------    ------------
 Total Current Liabilities                                                                  427,748       2,647,427       3,075,175

LONG TERM LIABILITIES
Long term debt, less maturities of current debt                                                             397,595         397,595
                                                                                       ------------    ------------    ------------

TOTAL LIABILITIES                                                                           427,748       3,045,022       3,472,770

COMMITMENTS AND CONTINGENCIES                                                                    --                              --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                                      --                              --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                     --                              --
Preferred stock Series E 680 shares authorized none issued and outstanding                       --                              --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                     --                              --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                     --                              --
Preferred stock Series I 125 shares authorized none issued and outstanding                       --                              --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                     --                              --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                     --                              --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                    --                              --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding           --                              --
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding             --                              --
Common stock $0.01 par value, authorized 30,000,000 shares                                       --                              --
13,999,900 shares issued and outstanding                                                    140,000                         140,000
Additional paid-in capital                                                                2,211,223       6,338,357       8,549,580
Deferred stock compensation                                                                (349,575)                       (349,575)
Accumulated deficit                                                                      (2,406,299)     (8,759,180)    (11,165,479)
                                                                                       ------------    ------------    ------------
 Total Stockholders' Deficiency                                                            (404,651)     (2,420,823)     (2,825,474)
                                                                                       ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $     23,097    $    624,199    $    647,296
                                                                                       ============    ============    ============

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

                                           For the three Months ended June 30, 2005      For the Six Months ended June 30, 2005
                                           -----------------------------------------    -----------------------------------------
REVENUE                                     As Filed      Adjustments      Amended        As Filed     Adjustments      Amended
                                           -----------    -----------    -----------    -----------    -----------    -----------
Origination and sale of mortgages          $        --    $   183,007    $   183,007    $        --    $   183,007    $   183,007
Revenue from mobile devices                      3,586             --          3,586          6,318             --          6,318
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                                 3,586        183,007        186,593          6,318        183,007        189,325
COSTS AND OPERATING EXPENSES

Cost of revenue mobile services                175,265             --        175,265        221,264             --        221,264
Payroll expense                                 38,204         53,327         91,531        159,900         53,333        213,233
Research and development                        40,956             --         40,956         41,856             --         41,856
Professional fees                              108,894         18,602        127,496        142,015         18,602        160,617
General and administrative expenses             26,282        403,239        429,521         59,827        403,233        463,060
Stock compensation                             932,364             --        932,364        988,614             --        988,614
Impairment of goodwill                                      6,338,357      6,338,357                     6,338,357      6,338,357
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Total Operating Expesnes                   1,321,965      6,813,525      8,135,490      1,613,476      6,813,525      8,427,001
                                           -----------    -----------    -----------    -----------    -----------    -----------

NET LOSS FROM OPERATIONS                    (1,318,379)    (6,630,518)    (7,948,897)    (1,607,158)    (6,630,518)    (8,246,638)

Interest                                         3,989          4,666          8,655          4,296          4,296          8,962
Income taxes                                        --             --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                                 3,989          4,666          8,655          4,296          4,296          8,962

NET LOSS                                   $(1,322,368)   $(6,635,184)   $(7,957,552)   $(1,611,454)   $(6,635,184)   $(8,246,638)
                                           ===========    ===========    ===========    ===========    ===========    ===========
Weighted average number of common shares
 outstanding - basic and diluted             8,736,548                     8,736,548      5,951,317                     5,951,317
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                           $     (0.15)                  $     (0.91)   $     (0.27)                  $     (1.39)
                                           ===========    ===========    ===========    ===========    ===========    ===========

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

(3)   Going Concern:

      As reflected in the accompanying financial statements, at June 30, 2005, the Company has a net loss of $8,246,638, a working capital deficiency of $2,680,266, a stockholders' deficiency of $2,825,474 and used cash in operations of $236,056. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $410,000 per month to launch its product. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products (See Note (1) The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(4)   Originated Mortgaging Servicing Rights:

      A summary is as follows:

                                                                 June 30,
                                                                   2005
                                                                 --------
      Balance, beginning of period                               $ 35,979
      Additions, net                                                   --
      Less accumulated amortization                                (3,216)
                                                                 --------

      Balance, end of period                                     $ 32,763
                                                                 --------

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

(5)   Due to related party

      Due to related party reprents an amount advanced from a related party. The amount is non interest bearing and is payable upon demand.

(6)   Warehouse Lines of Credit:

      At September 30, 2002, the Company's subsidiary, Ocean West Enterprises had a $15,000,000 mortgage loan purchasing warehouse line with First Collateral Services, collateralized by the related mortgage loans receivable with a carrying value of $18,927,137 at September 30, 2002. Interest was due monthly at the bank reference rate plus an established percentage (totaling 4.3% at September 30, 2002). At September 30, 2002, the outstanding balance under the warehouse line of credit was $18,226,626. First Collateral ceased providing Ocean West funds under the line effective April 30, 2003. The remaining balance on the line is $440,758 at June 30, 2005. The payment of this facility is being negotiated pursuant to the terms of the Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005, by and between Ocean West's former management and its former majority shareholder (84.9%) Consumer Direct of America.

      The Company's subsidiary, Ocean West Enterprises, had a line of credit with Provident Consumer Financial Services which was $8,000,000 and Warehouse One which was $5,000,000. Due to the reverse merger on June 6, 2005, the Company has paid their respective balances in full, $1.2 million to Provident and $336,000 to Warehouse One and has terminated the facilities. At the time of the termination the Company was in default with its facility with Warehouse One. The loan agreement governing the terms of the Warehouse One line of credit contained a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minimum combined corporate/guarantor tangible net worth of $7,000,000. As of June 30, 2005 the stockholders' equity of the Company's subsidiary was $(161,795), per the terms of the contract this has created an event of default.

      Interest expense incurred under the warehouse lines of credit was $370 for the quarter ended June 30, 2005.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

(7)   Long-Term Debt:

      A summary of long-term debt is as follows:

                                                                                     June 30,
                                                                                       2005
                                                                                   -----------
Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due
December 1, 2003. (A)                                                                  182,626

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due
March 1, 2004. (A)                                                                     135,000

Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest installments with all unpaid principal and interest due
November 1, 2003. (A)                                                                  250,000

Note payable to an individual, bearing interest at 10% per annum, payable in monthly interest and principal installments of $2,193.93 with all unpaid
principal and interest due December 31, 2019                                           148,363

Note payable to former stockholder, bearing interest at 14% per annum payable in monthly payments of $2,203 including principal and interest; with all unpaid
principal and interest due April 1, 2017                                               249,232

Note payable to Indy Mac,  bearing  interest at 0% per annum  payable in monthly
payments of $12,500 with all unpaid principal due October, 2005                        126,428
                                                                                     1,091,649
Less current maturities                                                               (694,054)
                                                                                   -----------

Total                                                                              $   397,595
                                                                                   ===========

      (A) These loans have not been paid as of their due dates. The loans are in the name of the subsidiary Ocean West Enterprises and as such management is in the process of negotiating payment and terms as pursuant to the Share Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005, by and between Ocean West's former management and its former majority shareholder (84.9%) Consumer Direct of America. The loans are unsecured and the individual notes holder could pass legal action to enforce their rights under each note agreement.

      Interest expense for the three and six months ended June 30, 2005 were $8,655 and $8,962.

      Interest expense incurred under related party debt obligations amounted to $0 and $0, for the three and six months ended June 30, 2005.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

(8)   Acquisition of Ocean West Enterprises

      On June 2, 2005, Ocean West Holding Corporation shareholders received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See Note 1). The shareholders received 44% of the voting stock. The shares were valued at the 5 day average closing price of $4,044,267 or $.72 per share

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

      The operating results of Ocean West Enterprises have been included in the consolidated statements of operations from the acquisition date (June 6, 2005). The Company's unaudited proforma results for the tree and six months ended June 30, 2005 assuming the reverse merger occurred on January 1, 2005 is as follows:

                                              3 months ended      6 months ended
                                              June 30, 2005       June 30, 2005

Net sales                                      $   792,197         $ 1,441,244
                                               ===========         ===========
Net loss                                       $(7,918,859)        $(8,543,835)
                                               ===========         ===========
Basic loss per share                           $      (.91)        $     (1.44)
                                               ===========         ===========
Weighted average shares                          8,736,548           5,951,317

      These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2005 or the future results of operations.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

(9)   Commitments and Contingencies:

      The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

      Litigation

      The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company's wholly-owned subsidiary OWE. The former principals of OWE and the Company did not disclose to InfoByPhone or current management that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980 and any other unpaid loans. Such amount have been recorded in accrued liabilities at June 30, 2005.

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

(10)  Stockholders' Equity:

      The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of June 30, 2005, the Company has no preferred stock outstanding.

      On June 2, 2005, Ocean West Enterprises Corp. received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See Note
      1).

      During 2005, the Company issued 2,662,400 shares of common stock for services valued at $689,064. The Company recorded the value of the shares at the fair value on the date of issuance based on recent cash offering prices.

      During 2005, the Company issued a total of 2,070,000 shares of common stock valued at $471,000 to four consultants for services. The Company recorded the value of the shares at the fair value on the date of issuance based on recent cash offering prices. For the three and six months ended June 30, 2005, the Company recognized $187,050 and $187,050, respectively, in expenses.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

      During 2005, the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. During 2004, the Company issued 300,000 common stock options with an exercise price of $.25 consultant for services. The Company recorded the fair value of the options based on the intrinsic value of $225,000, which was the difference between the exercise price and the fair value of the common stock on the date of grant. For the three and six months ended June 30, 2005, the Company recognized $56,250 and $112,500, respectively, in expenses.

      During 2004, the Company sold a total of 483,123 units that consist of one share of common stock and one detachable warrant to purchase one share of common stock at an exercise price of $2.00 per share that expires three years from the date of issuance for gross proceeds of $483,123.

      The Company has 448,420 outstanding warrants to purchase common stock at prices between $0.25 and $1.25 stock of the Company, which are currently in dispute (See note 7.).

(11)  Stock Option Plan:

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

      During June 2005, the Company granted 821,000 stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss for the six months would have changed to the pro-forma amounts indicated below.

      Net loss available to common shareholders:                    2005
                                                                 -----------
        As Reported                                              (8,246,638)
        Pro Forma                                                (8,427,501)

      Basic and diluted loss per share:
        As Reported                                                   (1.39)
        Pro Forma                                                     (1.41)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 52%; risk-free interest rates of 4.125% expected lives of two years.

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                                  JUNE 30, 2005

(12)  Business Segments:

      The Company had two operating segmentsin 2005. In 2004, the Company only had one operating segment, mobile services. They are organized internally primarily by the type of service performed. The Company's two operating segments include mobile devices division and its mortgage banking company. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

                                                 Mortgage       2005
                              Mobile Services    Banking       Total
                              ---------------  -----------    -----------
      Revenue                   $     6,318    $   183,007    $   189,325
      Net income (loss)          (1,611,454)    (6,635,184)    (8,246,638)
      Assets                         23,097        624,199        647,296

(13)  Subsequent Events:

      After June 30, 2005, the Company raised $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the"Offering"). As of July 31, 2005, the Company had sold 10,666,669 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash plus the placement agent also received shares of Common Stock, equal to 10% of all shares sold for a total of 969,645 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each selected dealer. The proceeds received in this Offering will first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering will be used for research and development, marketing and for working capital and general corporate uses.

      In July 2005, the Company repaid its $100,000 secured promissory note dated March 15, 2005.

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

Results of Operations

Three and six-month periods ended June 30, 2005, as compared to the three months ended June 30, 2004 and the period of January 7, 2004 (inception) to June 30, 2004

      In March 2002 we acquired Ocean West Enterprises, a wholesale and retail mortgage banking company which was primarily engaged in the business of originating and selling loans secured by real property with one to four units. Following that acquisition, our revenues were primarily generated from loan origination fees and gains from sales of mortgage loans on the secondary mortgage market and to private investors. Our ability to finance and purchase mortgage loans depended on our ability to secure and maintain sufficient warehouse lines of credit. Beginning with the loss of our primary lender in April 2003, coupled with higher costs associated with other warehouse lines of credit and our inability to comply with certain loan covenants which further restricted our ability to fund new mortgages, in fiscal 2004 we began closing various branch offices and reducing our operations. As described elsewhere herein, on June 5, 2005 we acquired 100% of the capital stock of InfoByPhone, Inc. in a private transaction. InfoByPhone, Inc. was an early stage company which provides information services and content to mobile devices through its AskMeNow service.

      The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. Under this basis of accounting, InfoByPhone is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of InfoByPhone with the net assets of the Company deemed to have been acquired and recorded at its fair market value. Accordingly, pending our disposition of Ocean West Enterprises, we currently operate with two business segments that are organized internally based primarily upon the type of service performed.

      Our two operating segments include our mobile devices division (InfoByPhone) and our mortgage banking division (Ocean West Enterprises). Because the transaction with InfoByPhone, Inc. was accounted for as a reverse acquisition, our results of operations for the three months and six months ended June 30, 2005 include the results of operations of our mobile devices division for the entire respective periods and the results of operations of our mortgage banking division for the period of June 5, 2005 through June 30, 2005. Our results of operations for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004 are those solely of our mobile devices division. Because of the accounting treatment of our transaction with InfoByPhone, Inc., our results of operations for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004 do not include any of our historical operations from our mortgage banking division.

Total revenues

      Our total revenues for the three months and six months ended June 30, 2005 were $186,593 and $189,325, respectively. Both periods included revenues of $183,007 from our mortgage banking division and revenues of $3,586 and $6,318, respectively, from our mobile services division. During the comparable periods in fiscal 2004 we did not report any revenues as our mobile services division was engaged in the development of its services and had not yet begun generating revenues. During fiscal 2005 our mobile services division began rolling out its services on a subscription basis which accounted for our increase in revenues from that division. It is our intention to dispose of our mortgage banking division and focus our operations on our mobile services division. Accordingly, until the closing of such a transaction we will continue to report revenues from our mortgage banking division in future periods.

Operating expenses

      Our total operating expenses for the three months ended June 30, 2005 were $8,135,490, an increase of $8,068,720 from the three months ended June 30, 2004. In addition, our total operating expenses for the six months ended June 30, 2005 were $8,427,001, an increase of $8,320,062 from the period of January 7, 2004 (inception) through June 30, 2004. Included in these increases are the following:

      o We have incurred significant costs in our mobile services division as we implement our services. We reported cost of revenue for the mobile service division of $175,265 and $221,264, respectively, for the three months and six months ended June 30, 2005, as compared $0 for each of the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004. Cost of revenue for the mobile service division includes costs associated with our call center in the Philippines and amounts paid to third party content providers;

      o Our payroll expense was $91,531 and $213,233, respectively, for the three months and six months ended June 30, 2005 as compared to $0 for each of the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004. These increases in payroll expense reflect the build up of our staff in fiscal 2005 in anticipation of increased operations in our mobile services division;

      o Research and development expenses increased $12,956 to $40,956 for the three months ended June 30, 2005 as compared to $28,000 for the three months ended June 30, 2005. Research and development expenses also increased $10,280, to $41,856 for the six months ended June 30, 2005 as compared to $31,576 for the period of January 7, 2004 (inception) through June 30, 2004. Research and development expenses include payroll and employee benefits associated with product development for our mobile services division. These increases for the three months and six months ended June 30, 2005 from the comparable periods in fiscal 2004 reflect the continuing development of products and services in that division;

      o Professional fees increased $104,036 to $127,496 for the three months ended June 30, 2005 as compared to $23,460 for the three months ended June 30, 2004. Professional fees also increased $115,281 to $160,617 for the six months ended June 30, 2005 as compared to $45,336 for the period of January 7, 2004 (inception) through June 30, 2004. These increases in professional fees principally represent legal and accounting fees and costs incurred by us related to the reverse merger with InfoByPhone, Inc. and our various capital raising transactions;

      o Other general and administrative expenses increased $414,211 to $429,521 for the three months ended June 30, 2005 as compared to $15,310 for the three months ended June 30, 2004. Other general and administrative expenses also increased $433,033 to $463,060 for the six months ended as compared to $30,027 for the period of January 7, 2004 (inception) through June 30, 2004. Other general and administrative expenses include office costs, rent, travel, insurance and general overhead expenses. These increases in the fiscal 2005 periods reflect the establishment of our call center operations in the Philippines and other costs associated with continued implementation of our business model and introduction of our services; and

      o We reported stock compensation expense of $932,364 and $988,614, respectively, for the three and six months ended June 30, 2005 as compared to $0 for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004. During the six months ended June 30, 2005 we issued 2,662,400 shares of our common stock for services valued at $689,063, and 2,070,000 shares of our common stock for future services valued at $471,000 and recorded as deferred compensation. We recorded stock compensation expense based upon the fair value of our common stock on the date of issuance based upon recent cash offering prices. These services are directly related to increases in our marketing efforts, including preparation for our expected fall 2005 launch our mobile devices division.

      We are not activity supporting our mortgage services division. We anticipate that our total operating expenses will continue to increase in future periods as our revenues increase in our mobile services division. Included in these anticipated increases are salaries and benefits for additional employees, increased marketing and advertising expenses, and increased professional fees as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases.

Impairment of goodwill

      During the three and six months ended June 30, 2005 we recognized an impairment of goodwill of $6,338,357 which represented the goodwill from the reverse acquisition of Ocean West Enterprises in June 2005 as InfoByPhone was the treated as the continuing entity for accounting purposes. During the quarter, under generally accepted accounting principles we impaired the goodwill associated with our mortgage banking division as we no longer actively support our Mortgage Services Division.

Interest expense

      We reported interest expense of $8,655 and $8,962 for the three and six months ended June 30, 2005, respectively, as compared to $0 for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004. Interest expense for the fiscal 2005 periods is primarily attributable to a $100,000 principal amount secured promissory note entered into in March 2005 which bore interest at 16% per annum; the note was repaid in July 2005. We did not have a comparable expense during the fiscal 2004 periods.

      We reported net losses of $7,957,552 and $8,246,638 for the three and six months ended June 30, 2005, respectively, as compared to net losses of $66,770 and $106,939, respectively, for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through June 30, 2004, respectively. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

Liquidity and Capital Resources

Net cash used in operating activities increased to $236,056 for the six months ended June 30, 2005 as compared to $105,816 for the period January 7, 2004 (Inception) to June 30, 2004. Included in this increase was:

      o     an increase of $1,801,342 in our net loss,

      o an increase of $998,614 in stock compensation issued for services and consulting

      o     a decrease in other assets of $180,000

      o     an increase of $167,468 in accounts payable, and

      o     an increase of $324,184 in accrued expenses.

Net cash provided by investing activities were $229,312 for six months ended June 30, 2005 and used $18,684 for the period January 7, 2004 (Inception) to June 30, 2004. The Company purchased computer equipment and furniture during 2004. Net Cash provided by financing activities were $237,670 for the six months ended June 30, 2005 compared to $124,500 period January 7, 2004 (Inception) to June 30, 2004. During the Six months ended June 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July2005.

      At June 30, 2005 we cash and cash equivalents of $230,926 as compared to $0 at December 31, 2004. This increase in cash and cash equivalents reflects proceeds from our various capital raising transactions during the six months ended June 30, 2005.

      In addition, at June 30, 2005 we had a working capital deficit of $2,680,266 as compared to a working capital deficit of $129,456 at December 31, 2004. This increase in our working capital deficit reflects an increase of $2,944,369 in our current liabilities at June 30, 2005 as compared to December 31, 2004 which was partially offset by an increase in our current assets of $393,559 at June 30, 2005 as compared to December 31, 2004. The increase in our current liabilities from December 31, 2004 to June 30, 2005 is primarily attributable to liabilities associated with Ocean West Enterprises, and includes the following:

      o an increase of $520,489 in accounts payable, of which $353,021 is attributable to our mortgage banking division and the remaining $167,468 is attributable to our mobile services division. The increase of approximately $157,468 in accounts payable of our mobile services division from January 1, 2005 to June 30, 2005 reflects the expansion of our operations as well as our efforts to conserve cash as a result of our working capital needs,

      o accrued expenses of $1,176,293 which includes $1,120,074 which is attributable to our mortgage banking division and $56,219 which is attributable to our mobile services division. Our mobile services division did not have similar liabilities at December 31, 2004,

      o current maturities of long-term debt of $694,054 and warehouse lines of credit of $440,758, both of which relate to our mortgage banking division; and

      o notes payable in the principal amount of $100,000 which represents a note tendered by our mobile services division in March 2005 which was subsequently been repaid in July 2005.

      At such time as we dispose of our Ocean West Enterprises, all liabilities related thereto will be assumed by the acquiror and will not effect the future cash flow of the Company.

      The principal changes in our current assets from December 31, 2004 to June 30, 2005 are an increase of cash and cash equivalents of $230,926 and increase in prepaid and other current assets of $163,983, which was offset by a decrease in accounts receivable of $1,350.

      At June 30, 2005 we also had long-term debt of $397,595 which represents obligations of our mortgage banking division. As discussed earlier in this section, at the time we dispose of this subsidiary the acquiror will assume all liabilities related to Ocean West Enterprises. Although the short term and long term liabilities associated with our mortgage banking division have materially adversely impacted our financial condition at June 30, 2005, because we anticipate that all liabilities associated with our mortgage banking division will be assumed by the acquiror our management believes that the impact of those liabilities on our financial condition will be removed following the closing of that transaction. Accordingly, in analyzing our financial condition at June 30, 2005, our management has focused upon liabilities associated solely with our mobile services division. The increase in our liabilities related to that division are directly attributable to the increased operations of our
InfoByPhone subsidiary. As discussed elsewhere herein, we will need to raise additional working capital to provide funds to meet those obligations and otherwise grow our business.

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

Revenue and Cost Recognition:

Revenue from the sale of loans is recognized at the time the loans are sold or when the Company has shipped the loan file to independent investors consistent with the criteria established in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At this point, all of the services required to be performed for such revenues have been completed. Loan origination costs and incremental direct costs are deferred and recognized over the term of the loan as an adjustment of the loan yield until the loan is sold. Incremental direct costs include credit reports, appraisal fees, document preparation fees, wire fees, tax and filing fees, funding fees and commissions. When the loan is sold and service is released, the unamortized loan origination costs and incremental direct selling costs are netted against the revenue and recorded to the statement of operations. Revenue from the servicing of loans is recognized as earned. The Company was not required to repurchase any loans for the fiscal periods ended September 30, 2004 and as of the date of this amended filing. Management preforms a quality control review of each file before funding the loan to ensure that the loan met investor guidelines for purchase. Additionallly, all loans were reveiwed by the purchasing investor prior to purchase to verify program eligibility.

Revenue Recognition - Mobile devices

Revenue is recognized over the service period. The Company bills for its services one year in advance. All prepaid annual service revenue was deferred and recognized over the service period.

Item 3. Controls and Procedures.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005 (the "Evaluation Date"), the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

      Notwithstanding that determination, pursuant to Amendment No. 1 to this Form 10-QSB filed on February 2, 2006, the Company restated the financial statements contained herein as a result of the Company not having completed the spin-off of its subsidiary, Ocean West Enterprises ("OWE") as of June 30, 2005. Since the dividend of OWE stock was declared to the Company's shareholders of record as of May 23, 2005, the Company was of the opinion that it would report OWE operations as discontinued. However, the Securities and Exchange Commission advised the Company that until it effected a registration statement under the Securities Act of 1933, as amended, it could not treat OWE as discontinued operations. The Company subsequently sold the stock of OWE on December 30, 2005.

      Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Initially, as of the evaluation date, our Chief Executive Officer concluded that we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure. As set forth in Note 2 - Restatement of Financial Statements appearing elsewhere in this quarterly report, subsequent to this initial evaluation our management has determined that we were required to restate our financial statements for the three and six months ended June 30, 2005 as a result of a determination that the Company had not completed the spin-off of its subsidiary, Ocean West Enterprises ("OWE") as of June 30, 2005. Since the dividend of OWE stock was declared to the Company's shareholders of record as of May 23, 2005, the Company was of the opinion that it would report OWE operations as discontinued. However, the Securities and Exchange Commission advised the Company that until it effected a registration statement under the Securities Act of 1933, as amended, it could not treat OWE as discontinued operations. The Company subsequently sold the stock of OWE on December 30, 2005. Our earlier report on Form 10-QSB for the period ended June 30, 2005 has given effect to this spin-off as of June 5, 2005.

      As a result of the restatement, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2005 related to the effective date of the spin off our Ocean West Enterprise subsidiary. Because we corrected the treatment of our Ocean West Enterprises subsidiary in our financial statements as June 30, 2005, and as a result of the nonrecurring nature of the underlying transaction, our management believes that we have corrected this material weakness.

      Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-QSB/A.

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

Dated: September 25, 2006                  Ocean West Holding Corporation

                                           By: /s/ Darryl Cohen
                                           -----------------------------------
                                           Darryl Cohen, Chief Executive Officer
                                           (Principal executive officer and
                                           Principal financial officer)