Form 10QSB/A
period 2005-09-30
OCEAN WEST HOLDING CORP
filed 2006-10-10
CIK 1104538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-QSB/A
--------------------------------------------------------------------------------

                                 Amendment No. 2

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        Commission file number: 000-44971

                         OCEAN WEST HOLDING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      71-0876952
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification No.)

                          26 Executive Park, Suite 250
                            Irvine, California 92614
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 861-2590
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Transitional Small Business Disclosure Format (Check One): Yes: |_| No: |X|

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         Ocean West Holding Corporation
                                and Subsidiaries


                        Quarterly Report on Form 10-QSB/A
                                 Amendment No. 2
                         Period Ended September 30, 2005


Explanatory Paragraph


This Form 10-QSB/Amendment No. 2 for Ocean West Holding Corporation (the "Company") for the period ended September 30, 2005, is being filed in response to comments issued by the Staff of the Securities and Exchange Commission concerning the operations of the Company prior to the merger of the Company with InfoByPhone, Inc. on June 6, 2005.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES

                        Quarterly Report on Form 10-QSB/A
                         Period Ended September 30, 2005
                                Table of Contents


                                                                                                                                Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
        Consolidated Balance Sheet as of September 30, 2005 (Unaudited) (Restated)                                                 1
        Consolidated Statement of Operations for the Three Months Ended September 30, 2005 (Restated) and 2004,                    2
             the Nine Months Ended September 30, 2005 (Restated) and for period
             January 7, 2004 (Inception) to September 30, 2004 (Unaudited)
        Consolidated Statement of Changes in Stockholders' Deficiency for the Nine Months Ended September 30,                      3
             2005 (Restated)
        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (Restated) and for the                  4
             period January 7, 2004 (Inception) to September 30, 2004 (Unaudited)
        Notes to Consolidated Financial Statements (Unaudited) (Restated)                                                          5

Item 2. Management's Discussion and Analysis or Plan of Operations                                                                19

Item 3. Controls and Procedures                                                                                                   26

PART II . OTHER INFORMATION                                                                                                       27

Item 1. Legal Proceedings                                                                                                         27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                               28

Item 3. Defaults Upon Senior Securities                                                                                           28

Item 4. Submission of Matters to a Vote of Security Holders                                                                       28

Item 5. Other Information                                                                                                         28

Item 6. Exhibits                                                                                                                  29

SIGNATURES                                                                                                                        30
EXHIBIT INDEX                                                                                                                     31


Item 1. Financial Statements

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2005
                                Restated (Note 3)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                                                       $  1,152,787
  Prepaid expenses and other current assets                                                       235,210
  Due from related party                                                                          242,699
                                                                                             ------------
      Total Currents Assets                                                                     1,630,696

PROPERTY AND EQUIPMENT, NET                                                                       304,488

OTHER ASSETS
  Originated mortgage serving rights                                                               31,155
    Deposits                                                                                       39,665
                                                                                             ------------

  TOTAL ASSETS                                                                               $  2,006,004
                                                                                             ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cash overdraft                                                                             $      4,536
Account payable                                                                                   423,739
Accrued expenses                                                                                1,118,695
Current maturities of long-term debt                                                              740,126
Current maturities of capital lease obligations                                                    14,799
Warehouse lines of credit                                                                         440,758
   Due to related party                                                                            15,000
                                                                                             ------------
      Total Current Liabilities                                                                 2,757,653

LONG TERM LIABILITIES
   Long term debt, less maturities of current debt                                                531,523

COMMITMENTS AND CONTINGENCIES                                                                          --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                                            --
Preferred stock Series C 1,000 shares authorized none issued and outstanding                           --
Preferred stock Series E 680 shares authorized none issued and outstanding                             --
Preferred stock Series F 1,050 shares authorized none issued and outstanding                           --
Preferred stock Series G 2,000 shares authorized none issued and outstanding                           --
Preferred stock Series I 125 shares authorized none issued and outstanding                             --
Preferred stock Series L 1,000 shares authorized none issued and outstanding                           --
Preferred stock Series M 5,000 shares authorized none issued and outstanding                           --
Preferred stock Series N 10,000 shares authorized none issued and outstanding                          --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and outstanding                 --
Class D common stock $0.01 par value, 600 000 authorized none issued and outstanding                   --
Common stock $0.01 par value, authorized 30,000,000 shares                                             --
25,733,279 shares issued and outstanding                                                          257,334
Additional paid-in capital                                                                      9,542,450
Deferred stock compensation                                                                      (111,396)
Accumulated deficit                                                                           (10,971,560)
                                                                                             ------------
      Total Stockholders' Deficiency                                                           (1,283,172)
                                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                  2,006,004
                                                                                             ============


          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                Restated (Note 3)
                                   (Unaudited)


                                                                                                                   For the period
                                                           For the Three Months                 For the            January 7, 2004
                                                           Ended September 30,              Nine months ended      (Inception) to
                                                       2005                  2004           September 30, 2005   September 30, 2004
                                                ------------------    ------------------    ------------------   ------------------

REVENUE
Origination and sale of mortgages               $          160,763    $               --    $          343,400   $               --
Revenue from mobile services                                 3,356                 1,270                 9,674                1,270
                                                ------------------    ------------------    ------------------   ------------------
                                                           164,119                 1,270               353,074                1,270
COSTS AND OPERATING EXPENSES

  Research and development                                  66,251                33,983               108,107               65,559
  Cost of revenue mobile services                          291,089                    --               512,353                   --
  General and administrative expenses                      565,575               141,272             1,052,122              171,299
  Professional fees                                        300,233                41,314               442,248               86,650
  Payroll expense                                          270,008                80,757               482,804               80,757
  Stock compensation                                       238,367                    --             1,226,981                   --
   Impairment of goodwill                                       --                    --             6,338,357                   --
                                                ------------------    ------------------    ------------------   ------------------
  Total Operating Expesnes                               1,731,523               297,326            10,162,972              404,265
                                                ------------------    ------------------    ------------------   ------------------

NET LOSS FROM OPERATIONS                                (1,567,404)             (296,056)           (9,809,898)            (402,995)

Intestest expense                                           34,973                    --                39,117                   --
Income taxes                                                    --                    --                    --                   --
                                                ------------------    ------------------    ------------------   ------------------

NET LOSS                                        $       (1,602,377)   $         (296,056)   $       (9,849,015)  $         (402,995)
                                                ==================    ==================    ==================   ==================

Net loss per common share - basic and diluted
                                                $            (0.07)   $            (0.20)   $            (0.87)  $            (0.28)
                                                ==================    ==================    ==================   ==================

Weighted average number of common shares
  outstanding - basic and diluted                       22,082,894             1,465,000            11,365,236            1,465,000
                                                ==================    ==================    ==================   ==================


          See accompanying notes to consolidated financial statements.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' Deficiency
                  For the Nine Months Ended September 30, 2005
                                Restated (Note 3)
                                   (Unaudited)


                                             Preferred Stock             Common Stock           Additional
                                          ---------------------   ---------------------------     Paid-in         Deferred
                                              Shares     Amount      Shares         Amount        Capitial      Compensation
                                          ------------   ------   ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 2004                          --   $   --      2,603,123   $     26,031   $    841,628    $   (178,125)

Shares issued for services                          --       --      2,662,440         26,624        662,439              --

Shares issued for consulting                        --       --      2,070,000         20,700        450,300        (471,000)

Shares issued in reverse merger                     --       --      5,586,004         55,860      4,614,168              --

Amortizarion of consulting contracts                --       --             --             --             --         243,300

Amortization of warrants                                     --             --             --             --              --

Sale of common stock                                --       --     12,811,712        128,118      2,973,915              --

Net Loss for the nine months ended                  --       --             --             --             --              --
                                          ------------   ------   ------------   ------------   ------------    ------------

Balance September 30, 2005                          --   $   --     25,733,279   $    257,334   $  9,542,450    $   (111,396)
                                          ============   ======   ============   ============   ============    ============


                                              Accumulated
                                               Defecit           Total
                                             ------------    ------------
BALANCE, DECEMBER 31, 2004                   $ (1,122,545)   $   (433,011)

Shares issued for services                             --         689,063

Shares issued for consulting                           --              --

Shares issued in reverse merger                        --       4,670,028

Amortizarion of consulting contracts                   --         243,300

Amortization of warrants                          294,429         294,429

Sale of common stock                                   --       3,102,033

Net Loss for the nine months ended             (9,849,015)     (9,849,015)
                                             ------------    ------------

Balance September 30, 2005                   $(10,971,560)   $ (1,283,172)
                                             ============    ============

          See accompanying notes to consolidated financial statements.


                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                Restated (Note 3)
                                   (Unaudited)



                                                                                          For the Period
                                                                  For the nine months    Jaunuary 7, 2004
                                                                        Ended             (Inception) to
                                                                  September 30, 2005    September 30, 2004
                                                                  ------------------    ------------------
                                                                   Restated (Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from contining operations                           $       (9,849,015)   $         (402,995)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation                                                           48,700                 2,485
       Impairment of goodwill                                              6,338,357                    --
       Equity issued for services                                          1,226,981                    --
     Amortization of origination costs                                         2,144                    --
     Changes in operating assets and liabilities
       Increase / (Decrease) in accounts receivable                            1,350                (1,260)
       Decrease in prepaid expenses                                          108,773                    --
       Increase in deposits                                                   (3,002)                   --
       Increase in accounts payable                                          (30,858)               68,553
       Increase in accrued expenses                                          393,317                    --
       Decrease in deferred revenue                                           (5,712)                   --
                                                                  ------------------    ------------------
           Net Cash  Used In Operating Activities                         (1,768,965)             (333,217)
                                                                  ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash received in acquisition                                          229,312                    --
       Due from related party                                               (242,699)                   --
       Purchase of equipment                                                (155,879)              (26,270)
                                                                  ------------------    ------------------
           Net Cash Used In Investing Activities                            (169,266)              (26,270)
                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                            2,099                    --
     Capital lease payments                                                  (13,114)                   --
     Proceeds from note payable                                              100,000                    --
     Repaymnet of note payable                                              (100,000)                   --
     Proceeds from issuance of common stock                                3,102,033               366,501
                                                                  ------------------    ------------------
           Net Cash Provided By Financing Activities                       3,091,018               366,501
                                                                  ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,152,787                 7,014

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    --                    --
                                                                  ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $        1,152,787                 7,014
                                                                  ==================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                                $            2,140    $               --
                                                                  ==================    ==================
     Income taxes                                                 $               --    $               --
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

Going Concern:


      Since inception through September 30, 2005, the Company has suffered recurring losses from operations; we have incurred aggregate net losses of $10,971,560. The circumstances raise substantial doubt about our ability to continue as a going concern.

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

      On June 18, 2004, InfoByPhone, Inc. consummated an agreement with InfoByPhone, LLC, an Ohio LLC formed on January 7, 2004, pursuant to which InfoByPhone, LLC exchanged 100% of its member units for 1,465,000 shares or approximately 80% of the common stock of InfoByPhone, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reverse merger by the accounting acquirer (InfoByPhone, LLC).

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)     Principles of Consolidation

      The consolidated financial statements include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., Ocean West Enterprises, Inc., Askmenow, Ltd, and InfoByPhone, LLC. Intercompany accounts and transactions have been eliminated in consolidation. Ocean West Holding Corporation and its wholly-owned subsidiaries InfoByPhone, Inc., Ocean West Enterprises, Inc., Askmenow, Ltd., and InfoByPhone, LLC. are hereinafter referred to as (the "Company").

(B)     Revenue Recognition


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

(D)     Accounts Receivable

      The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. As of September 30, 2005 the Company has a reserve for doubtful accounts of $0.


Mortgage Loans Held for Sale:

      Mortgage loans held for sale to investors are stated at the lower of cost or market value computed on the aggregate method by residential loan type (unrealized losses are offset by unrealized gains) and are evaluated at the end of each year, and are determined by outstanding commitments from investors or current investor yield requirements. The amount by which cost exceeds market value is accounted for as a valuation allowance and any changes in the valuation allowance are included in the determination of net income. As of September 30, 2005, there was no valuation allowance required as the balance is $0. The balance of the loans at March 31, 2005, approximately $3.1 million were sold to investors prior to the reverse merger on June 6, 2005. Loans are analyzed on a quarterly basis as to their collectibiltiy from the guidelines imposed by each lending facility. For the nine months ended September 30, 2005 and the year ended September 30, 2004 there was no impairment valuation recorded, however during the year ended September 30, 2004, three loans totalling $480,300 as part of loans held for investment were classified as impaired as loans held for investment and revenue was reduced for the impairment. See footnote (3) of the notes to consolidated financial statements, herein.

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

(G)     Property and Equipment


      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is five years, the estimated useful life of the office furniture is seven years, leasehold improvements are depreciated over the term of the lease, Software is depreciated over 5 years and Transportation equipment is depreciated over 5 years.


(H)     Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to operations for the periods ended September 30, 2005 and 2004 were $139,851 and $17,356, respectively.

(I) General and Administrative:
         The Company recordes office costs, rent, travel, insurance and other overhead costs as general and administrative costs.


(J)) Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for receivables, notes payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.


(K)     Mortgage Servicing

      The Company recognizes as separate assets or liabilities the obligation to service mortgage loans for others, through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage service assets or rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Amortization of mortgage service liabilities ("MSLs") is based on the ratio of net servicing costs paid in the current period to total net servicing costs projected to be paid from the MSL. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of operations during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type and interest rate. The Company has determined that no impairment allowance is needed as of September 30, 2005. Amortization expense related to mortgage servicing rights for the quarter ended and nine months ended September 30, 2005 was $ 1,608 and $4,824, respectively.

(L)     Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $2,613,400, which expires at various dates through 2025. The Company has recorded a reserve of $888,556 against the deferred tax asset due to the Company having no profitable operating history. The reconciliation between the statutory federal rate of 34% and the effective federal income tax rate of 0% is an increase to the valuation allowance for the net operating loss carryforward of $408,543 during the nine months ended September 30, 2005. The Company has recorded a 100% valuation allowance against all deferred tax assets.

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

(M)     Foreign Currency Translation

      The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary are translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of September 30, 2005, the translation adjustment is not material.

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

(P)     Stock Based Compensation

         Stock Based Compensation:

"The Company has elected to follow the intrinsic value method
            APB Opinion No.25, Accounting for Stock Issued to Employee, in accounting for its employee stock options for each period presented. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock option equals the market price of the Company's common stock on the date of the grant. If under Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on fair value at the grant date for its stock options, net earnings and earnings per share would not have been affected.

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

NOTE 3 GOING CONCERN

      As reflected in the accompanying financial statements, the Company has a net loss of $9,849,015, a working capital deficiency of $1,126,957, a stockholders' deficiency of $1,283,172 and used cash in operating activities of $(1,768,965). In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $410,000 per month to launch our product. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 4. RESTAMENT OF FINANCIAL STATEMENTS

The financial statements for the three and nine months ended September 30, 2005 have been restated due to the Company determining that the spin-off of Ocean West Enterprise had not occurred until approved by the SEC. The Company recorded the operations in accordance with SFAS 144 paragraph 27. In addition, the accompanying financial statements have been adjusted to reflect the write off of $327,700 of loans held for investment in its September 30, 2004, Form 10 KSB/A that had been previously recorded.

                                     ASSETS


CURRENT ASSETS                                                                    As filed      Adjustments        Amended
                                                                                ------------    ------------    ------------
 Cash                                                                           $  1,152,787                    $  1,152,787
 Prepaid and other assets                                                             48,162         187,048         235,210
 Due from related party                                                                              242,699         242,699
 Current assets of discontinued operations                                           918,468        (918,468)             --
                                                                                ------------    ------------    ------------
      Total Currents Assets                                                        2,119,417        (488,721)      1,630,696

PROPERTY AND EQUIPMENT, NET                                                          174,960         129,528         304,488

OTHER ASSETS

  Originated mortgage serving rights                                                                  31,155          31,155
  Loans held  for investment                                                                              --              --

      Deposits                                                                        34,791           4,874          39,665
                                                                                ------------    ------------    ------------

  TOTAL ASSETS                                                                  $  2,329,168      (323,164)$       2,006,004
                                                                                ============    ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                                                 $         --    $      4,536    $      4,536
  Account payable                                                                    136,294         287,445         423,739
  Accrued expenses                                                                    96,427       1,022,268       1,118,695
  Deferred revenue                                                                        --              --              --
  Current maturities of long-term debt                                                    --         740,126         740,126
  Current maturities of capital lease obligations                                         --          14,799          14,799
  Warehouse lines of credit                                                               --         440,758         440,758
   Due to related party                                                                   --          15,000          15,000
    Liabilities of discontinued operations                                         2,866,202      (2,866,202)             --
                                                                                ------------    ------------    ------------
      Total Current Liabilities                                                    3,098,923        (341,270)      2,757,653

LONG TERM LIABILITIES
      Long term debt, less maturities of current debt                                     --         531,523         531,523
                                                                                ------------    ------------    ------------


COMMITMENTS AND CONTINGENCIES                                                             --                              --

STOCKHOLDERS' DEFICIENCY
Preferred stock $0.01 par value, authorized 10,000,000 shares
none issued and outstanding                                                               --                              --
Preferred stock Series C 1,000 shares authorized none issued and outstanding              --                              --
Preferred stock Series E 680 shares authorized none issued and outstanding                --                              --
Preferred stock Series F 1,050 shares authorized none issued and outstanding              --                              --
Preferred stock Series G 2,000 shares authorized none issued and outstanding              --                              --
Preferred stock Series I 125 shares authorized none issued and outstanding                --                              --
Preferred stock Series L 1,000 shares authorized none issued and outstanding              --                              --
Preferred stock Series M 5,000 shares authorized none issued and outstanding              --                              --
Preferred stock Series N 10,000 shares authorized none issued and outstanding             --                              --
Class B common stock $0.01 par value, 5,000 000 authorized none issued and
      outstanding                                                                         --                              --
Class D common stock $0.01 par value, 600 000 authorized none issued and
      outstanding                                                                         --                              --
Common stock $0.01 par value, authorized 30,000,000 shares                                --                              --
13,999,900 shares issued and outstanding                                             257,334                         257,334
Additional paid-in capital                                                         3,203,923       6,338,527       9,542,450
Deferred stock compensation                                                         (111,396)                       (111,396)
Accumulated deficit                                                               (4,119,616)     (6,851,944)    (10,971,560)
                                                                                ------------    ------------    ------------
      Total Stockholders' Deficiency                                                (769,755)       (513,417)     (1,283,172)
                                                                                ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $  2,329,168    $   (323,164)   $  2,006,004
                                                                                ============    ============    ============


          See accompanying notes to consolidated financial statements.


                                                 For the three Months ended September 30, 2005
                                                 ---------------------------------------------
REVENUE                                             As Filed      Adjustments       Amended
                                                  ------------    ------------    ------------
Origination and sale of mortgages                 $         --    $    160,763    $    160,763
Revenue from mobile devices                              3,356              --           3,356
                                                  ------------    ------------    ------------
                                                         3,356         160,763         164,119
COSTS AND OPERATING EXPENSES
  Research and development                              66,251              --          66,251
  Cost of revenue mobile services                      291,089              --         291,089
  General and administrative expenses                  271,490         294,085         565,575
  Professional fees                                    300,233              --         300,233
  Payroll expense                                      270,008              --         270,008
  Stock compensation                                   238,367              --         238,367
  Impairment of goodwill                                                    --              --
                                                  ------------    ------------    ------------
    Total Operating Expesnes                         1,437,438         294,085       1,731,523
                                                  ------------    ------------    ------------

NET LOSS FROM OPERATIONS                            (1,434,082)       (133,322)     (1,567,404)

  Interest                                                  --          34,973          34,973
 Income taxes                                               --              --              --
                                                  ------------    ------------    ------------
                                                            --          34,973          34,973

NET LOSS FROM OPERATIONS                            (1,434,082)       (168,295)     (1,602,377)

NET  INCOME (LOSS) FROM DISCOUNITUED OPERATIONS         18,658         (18,658)             --
                                                  ------------    ------------    ------------

                                                  $ (1,415,424)   $   (186,953)   $ (1,602,377)
                                                  ============    ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                    22,082,894                      22,082,894
                                                  ------------                    ------------
                                                  $      (0.06)                   $      (0.07)
                                                  ============                    ============


                                                 For the three Months ended September 30, 2004
                                                 ---------------------------------------------
REVENUE                                            As Filed      Adjustments       Amended
                                                 ------------    ------------    ------------
Origination and sale of mortgages                $         --    $         --    $         --
Revenue from mobile devices                             1,270              --           1,270
                                                 ------------    ------------    ------------
                                                        1,270              --           1,270
COSTS AND OPERATING EXPENSES
  Research and development                             33,983              --          33,983
  Cost of revenue mobile services                          --              --              --
  General and administrative expenses                 141,272              --         141,272
  Professional fees                                    41,314              --          41,314
  Payroll expense                                      80,757              --          80,757
  Stock compensation                                       --              --              --
  Impairment of goodwill                                   --              --              --
                                                 ------------    ------------    ------------
    Total Operating Expesnes                          297,326              --         297,326
                                                 ------------    ------------    ------------

NET LOSS FROM OPERATIONS                             (296,056)             --        (296,056)

 Interest                                                  --              --              --
Income taxes                                               --              --              --
                                                 ------------    ------------    ------------
                                                           --              --              --

NET LOSS FROM OPERATIONS                             (296,056)             --        (296,056)

NET  INCOME (LOSS) FROM DISCOUNITUED OPERATIONS    (1,135,318)      1,135,318              --
                                                 ------------    ------------    ------------

                                                 $ (1,431,374)   $ (1,135,318)   $   (296,056)
                                                 ============    ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                    1,465,000                       1,465,000
                                                 ------------                    ------------
                                                 $      (0.20)                   $      (0.20)
                                                 ============                    ============





                                                  For the Nine Months ended September 30, 2005
                                                  --------------------------------------------
REVENUE                                             As Filed      Adjustments       Amended
                                                  ------------    ------------    ------------
Origination and sale of mortgages                 $         --    $    343,400    $    343,400
Revenue from mobile devices                              9,674              --           9,674
                                                  ------------    ------------    ------------
                                                         9,674         343,400         353,074
COSTS AND OPERATING EXPENSES
  Research and development                             108,107              --         108,107
  Cost of revenue mobile services                      512,353              --         512,353
  General and administrative expenses                  331,469         720,653       1,052,122
  Professional fees                                    442,248              --         442,248
  Payroll expense                                      429,908          52,896         482,804
  Stock compensation                                 1,226,981              --       1,226,981
  Impairment of goodwill                                             6,338,357       6,338,357
                                                  ------------    ------------    ------------
    Total Operating Expesnes                         3,051,066       7,111,906      10,162,972
                                                  ------------    ------------    ------------
NET LOSS FROM OPERATIONS                            (3,041,392)     (6,768,506)     (9,809,898)

  Interest                                               4,144          34,973          39,117
 Income taxes                                               --              --              --
                                                  ------------    ------------    ------------
                                                         4,144          34,973          39,117

NET LOSS FROM OPERATIONS                            (3,045,536)     (6,803,479)     (9,849,015)

NET  INCOME (LOSS) FROM DISCOUNITUED OPERATIONS       (279,235)        279,235              --
                                                  ------------    ------------    ------------

                                                  $ (3,324,771)   $ (6,524,244)   $ (9,849,015)
                                                  ============    ============    ============
Weighted average number of common shares
 outstanding - basic and diluted                    11,365,236                      11,365,236
                                                  ------------                    ------------
                                                  $      (0.27)                   $      (0.87)
                                                  ============                    ============


                                                 For the Period January 7, 2004 (Inception)
                                                           to September 30, 2004
                                                 ------------------------------------------

REVENUE                                           As Filed      Adjustments       Amended
                                                ------------    ------------    ------------
Origination and sale of mortgages               $         --    $         --    $         --
Revenue from mobile devices                            1,270              --           1,270
                                                ------------    ------------    ------------
                                                       1,270              --           1,270
COSTS AND OPERATING EXPENSES
  Research and development                            65,559              --          65,559
  Cost of revenue mobile services                         --              --              --
  General and administrative expenses                171,299              --         171,299
  Professional fees                                   86,650              --          86,650
  Payroll expense                                     80,757              --          80,757
  Stock compensation                                      --              --              --
  Impairment of goodwill                                  --              --              --
                                                ------------    ------------    ------------
    Total Operating Expesnes                         404,265              --         404,265
                                                ------------    ------------    ------------
NET LOSS FROM OPERATIONS                            (402,995)             --        (402,995)

  Interest                                                --              --              --
 Income taxes                                             --              --              --
                                                ------------    ------------    ------------
                                                          --              --              --

NET LOSS FROM OPERATIONS                            (402,995)             --        (402,995)

NET  INCOME (LOSS) FROM DISCOUNITUED OPERATIONS    2,015,305      (2,015,305)             --
                                                ------------    ------------    ------------

                                                $  1,612,310    $ (2,015,305)   $   (402,995)
                                                ============    ============    ============
Weighted average number of common shares
 outstanding - basic and diluted                   1,465,000                       1,465,000
                                                ------------                    ------------
                                                $      (0.28)                   $      (0.28)
                                                ============                    ============


          See accompanying notes to consolidated financial statements.

NOTE 5 PROPERTY AND EQUIPMENT

    At September 30, 2005 property and equipment consisted of the following:


     Computer equipment                                         $     1,128,759
     Office furniture                                                   178,281
     Leasehold improvements                                             117,319
     Software                                                            23,458
     Transportation                                                      12,000
     Less accumulated depreciation                                   (1,155,329)
                                                                ---------------
                                                                $       304,488
                                                                ===============


      Depreciation expense for the periods ended September 30, 2005 and 2004 were $38,622 and $2,485, respectively.

NOTE 6 DUE FROM RELATED PARTY

      On July 1, 2006 the Company advanced cash of $242,699 to the majority shareholder of OWE. Such amounts will be used to fund OWE through the date the spin-off is completed.

NOTE 7 ORIGINATED MORTGAGING SERVICING RIGHTS


A summary is as follows:                                          September 30,
                                                                     2005
                                                                ----------------
Balance, beginning of period                                    $         35,979
Additions, net                                                                --
Amortization                                                               4,824
                                                                ----------------
Balance, end of period                                          $         31,155
                                                                ================


      The estimated fair market value of mortgage servicing rights approximated their respective book values as of September 30, 2005. The fair market value was determined by discounting estimated net future cash flows from loan servicing using discount and repayment rates that approximate current market rates.

NOTE 8 DUE TO RELATED PARTY

Due to related party reprents an amount advanced from a related party. The amount is non interest bearing and is payable upon demand.


NOTE 9 WAREHOUSE LINES OF CREDIT

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

      The Company has a line of credit with Provident Consumer Financial Services which is $8,000,000 and Warehouse One which is $5,000,000. Due to an event of default resulting from the reduction of its net worth the Company has paid their respective balances in full, $1.2 miilion to Provident and $336,000 to Warehouse One. The loan agreement governing the terms of the Warehouse One line of credit contains a restrictive covenant requiring the Company to maintain a minimum corporate net worth of $3,000,000 and a minmum combined corporate/guarantor tangible net worth of $7,000,000. The Company is currently not in compliance with its lender. As of September 30, 2005 the stockholders' defecit of the Company was $(956,708), per the terms of the contract this has created an event of default. Since the Company does not comply with the restrictive covenants, there is the possibility that the Company may lose the credit facility at any time, which would cause a negative impact on the way the Company does business and a material adverse effect on the Company's results of operations and financial condition.

      Interest expense incurred under the warehouse lines of credit is included in revenue from origination and sale of mortgage loans and commissions, net on the statement of operations.

NOTE 10 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          A summary of long-term debt is as follows:


                                                                                                                       September 30,
                                                                                                                           2005
                                                                                                                      --------------
   Note payable to a related party, originally bearing interest at 15% per annum, payable in monthly                  $       35,000
   interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.
   Note payable to a related party, originally bearing interest at 24% per annum, payable in monthly                          50,000
   interest installments with all unpaid principal and interest due March 1, 2007. At September 30, 2002, the interest rate was reduced to 12%.
   Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest                             182,626
   installments with all unpaid principal and interest due December 1, 2003. (A)
   Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest                             185,000
   installments with all unpaid principal and interest due March 1, 2004.
   Note payable to an individual, bearing interest at 12% per annum, payable in monthly interest                             250,000
   installments with all unpaid principal and interest due November 1, 2003. (A)
   Note payable to an individual, bearing interest at 10% per annum, payable in monthly interest and 148,363 principal installments of $2,193.93 with all unpaid principal and interest due December 31, 2019.
   Note payable to former stockholder, bearing interest at 13% per annum payable in monthly interest                          45,000
   installments with all unpaid principal and interest due June 30, 2008.
   Note payable to former stockholder, bearing interest at 14% per annum payable in monthly payments of 249,232 $2,203 including principal and interest; with all unpaid principal and interest due April 1, 2017.
   Note payable to Indy Mac, bearing interest at 0% per annum payable in monthly payments of $12,500 with                    126,428
   all unpaid principal due October, 2005
                                                                                                                           1,271,649
   Less current maturities                                                                                                  (740,126
                                                                                                                      --------------
                                                                                                                      $      531,523
                                                                                                                      ==============



A) These loans have not been paid as of their due dates. The loans are in the name of the subsidiary Ocean West Enterprises and as such management is in the process of negotiating payment and terms as pursuant to the Share Exchange Agreement, and the Assignment and Assumption of Liabilities Agreement dated May 23, 2005, by and between Ocean West's former management and its former majority shareholder (84.9%) Consumer Direct of America. The loans are unsecured and the individual note holders could start legal proceedings to enforce their rights under each note agreement.


Interest expense incurred under related party debt obligations amounted to $0 and $0, for the nine months ended September 30, 2005.

--------------------------------------------------------------------------------
Interest expense for the nine months ended September 30, 2005 was $39,117. -10-
--------------------------------------------------------------------------------

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 11 PROMISSORY NOTE

      The Company received $100,000 under a secured promissory note dated March 15, 2005. The note bears interest at 16% per annum. The note was fully paid as of September 30, 2005.

(11)   Acquisition of Ocean West Enterprises

      On June 2, 2005, Ocean West Holding Corporation shareholders received 5,586,004 shares of common stock in a reverse merger transaction with InfoByPhone (See Note 1). The shareholders received 44% of the voting stock. The shares were valued at the 5 day average of $4,044,267 at a price of $.72 per share


Cash                                        $      229,312

Prepaid expenses                                   343,983

Fixed assets, net                                  162,978

Other assets                                        67,926
                                            --------------
Total Assets                                       804,199


Less Liabilities and notes payable              (3,098,289)
                                            --------------
Net liabilities acquired                    $   (2,294,090)
                                            ==============
Value of stock issued                       $   4,044,267

Liabilities acquired                             2,294,090
                                            --------------
Goodwill                                    $    6,338,357
                                            ==============


The Company fully impaired the value of the goodwill on _June 30, 2005.

The operating results of Ocean West Enterprises have been included in the consolidated statements of operations from the acquisition date (May 23, 2005). The Company's unaudited proforma results for the three and nine months ended September 30, 2005 assuming the reverse merger occurred on January 1, 2005 is as follows:

                            3 months ended        9 months ended
                          September 30, 2005    September 30, 2005
                          ------------------    ------------------

Net sales                 $          164,119    $        1,604,993
                          ==================    ==================
Net loss                  $       (1,302,377)   $      (10,147,212)
                          ==================    ==================
Basic loss per share      $             (.06)   $            (1.71)
                          ==================    ==================
Weighted average shares           22,082,894             5,951,317

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2005 or the future results of operations.

NOTE 12 STOCKHOLDERS' EQUITY

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

          During 2004, the Company issued 300,000 common stock options with an exercise price of $.25 to a consultant for services. The Company recorded the fair market value of the options based in the intrinsic value of $225,000, which was the difference between the exercise price and the fair market value of the common stock on the date of grant. The Company is amortizing the value over the term of the 12 month agreement. For the three and nine months ended September 30, 2005, the Company recognized $56,250 and $168,750, respectively, in expenses.

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

NOTE 13 STOCK OPTION PLAN

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


                                                                      2005
                                                                ---------------
Net loss available to common shareholders
     As Reported                                                $    (9,849,015)
     Pro Forma                                                       (9,870,884)

Basic and diluted loss per share
     As Reported                                                $          (.87)
     Pro Forma                                                             (.87)


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

      A summary of the status of the Company's fixed stock option plan as of September 30, 2005 and the changes during the periods then ended is presented below:


                                                                                              Weighted Average
Fixed Options                                                                   Shares         Exercise Price
                                                                            ---------------   ----------------
Outstanding at beginning of year                                                         --   $             --
Granted                                                                           1,920,000                .70
                                                                            ---------------   ----------------
Outstanding at September 30, 2005                                                 1,920,000   $            .70
                                                                            ===============   ================

Options exercisable at September 30, 2005                                           822,200
                                                                            ===============
Weighted average fair value of options granted to employees during period
ended September 30, 2005                                                    $           .70
                                                                            ===============


                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                                 Weighted
                           Number                 Average            Weighted              Number               Weighted
                         Outstanding             Remaining           Average             Exercisable             Average
    Exercise            at September            Contractual          Exercise           at September            Exercise
      Price               30, 2005                 Life               Price               30, 2005                Price
    --------            ------------            -----------          --------           ------------            --------
       $ .70               1,920,000                    5.0          $    .70                822,200            $    .70


NOTE 14 COMMITMENTS AND CONTINGENCIES

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

NOTE 15 BUSINESS SEGMENTS

      The Company has two operating segments. They are organized internally primarily by the type of services performed. The Company's two operating segments include mobile devices division and its mortgage banking company. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.


                                Mobile Services     Mortgage Banking         Total
                                ----------------    ----------------    ----------------
                                                                                    2005
Revenue                         $          9,674    $        343,400    $        353,074
Depreciation and amortization              7,708              40,992              48,700
Net income (loss)                     (3,045,536)         (6,803,479)         (9,849,015)
Assets                          $      1,411,700             594,304    $      2,006,004
Capital expenditures            $        155,879                  --    $        155,879


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

      Our two operating segments include our mobile devices division (InfoByPhone) and our mortgage banking division (Ocean West Enterprises). Because the transaction with InfoByPhone, Inc. was accounted for as a reverse acquisition, our results of operations for the three months and six months ended June 30, 2005 include the results of operations of our mobile devices division for the entire respective periods and the results of operations of our mortgage banking division for the period of June 5, 2005 through September 30, 2005. Our results of operations for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through September 30, 2004 are those solely of our mobile devices division. Because of the accounting treatment of our transaction with InfoByPhone, Inc., our results of operations for the three months ended June 30, 2004 and the period of January 7, 2004 (inception) through September 30, 2004 do not include any of our historical operations from our mortgage banking division.

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

General and administrative costs have increased to $565,575 and $1,052,122 for the three and nine months ended September 30, 2005, as compared to $141,272 and $171,299 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company is incurring additional expenses as it implements its business plan in its mobile services division.

Professional fees have increased to $300,233 and $442,248 for the three and nine months ended September 30, 2005, as compared to $41,314 and $86,650 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Most of these costs are legal and accounting associated with the Company's merger and private placement of securities.

Payroll expense has increased to $270,008 and $482,804 for the three and nine months ended September 30, 2005, as compared to $80,757 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. The Company has begun to staff up its operations in anticipation of increased operations in its mobile services division.

Impairment of goodwill

      During the nine months ended September 30, 2005 we recognized an impairment of goodwill of $6,338,357 which represented the goodwill from the reverse acquisition of Ocean West Enterprises in June 2005 as InfoByPhone was the treated as the continuing entity for accounting purposes. During the quarter, under generally accepted accounting principles we impaired the goodwill associated with our mortgage banking division as we no longer actively support our Mortgage Services Division.


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

We reported a net loss of to $1,602,377 and $9,849,015 for the three and nine months ended September 30, 2005, as compared to $296,056 and $402,995 for the three months ended September 30, 2004 and the period January 7, 2004 (Inception) to September 30, 2004. Our revenues are not sufficient to fund our operations and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.

MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 2005, AS COMPARED WITH SEPTEMBER 30, 2004


Net cash used in operating activities increased to $1,768,965 for the nine months ended September 30, 2005 as compared to $333,217 for the period January 7, 2004 (Inception) to September 30, 2004. Included in this increase was:

      o     an increase of $9,447,633 in our net loss,

      o an increase of $1,226,981 in stock compensation issued for services and consulting


      o     a decrease in prepaid expenses of $108,773

      o     an decrease of $99,411 in accounts payable, and

      o     an increase of $393,317 in accrued expenses.

Net cash used in investing activities were $169,266 for nine months ended September 30, 2005 and $26,270 for the period January 7, 2004 (Inception) to September 30, 2004. The Company purchased computer equipment and furniture.

Net cash provided by financing activities were $3,091,018 for the nine months ended September 30, 2005 compared to $366,501 for the period January 7, 2004 (Inception) to September 30, 2004. During the nine months ended September 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

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

We had a working capital deficit of $1,126,957 at September 30, 2005 and cash on hand of $1,152,787. At September 30, 2004, we had a stockholders' deficit of $956,708.


Liquidity and Capital Resources


Net cash used in investing activities were $169,266 for the nine months ended September 30, 2005 and used $26,270 for the period January 7, 2004 (Inception) to September 30, 2004. The Company purchased computer equipment and furniture during 2004. Net Cash provided by financing activities were $3,091,018 for the nine months ended September 30, 2005 compared to $366,501 for the period January 7, 2004 (Inception) to September 30, 2004. During the Nine months ended September 30, 2005 the Company issued 12,811,712 shares of common stock to individuals for cash of $3,102,033. In addition, the Company received $100,000 under a secured promissory note dated March 15, 2005. The note bore interest at 16% per annum and was repaid in July 2005.

      At September 30, 2005, we had cash and cash equivalents of $1,152,787 as compared to $0 at December 31, 2004. This increase in cash and cash equivalents reflects proceeds from our various capital raising transactions during the nine months ended Septmber 30, 2005.

      In addition, at September 30, 2005, we had a working capital deficit of $1,126,957 as compared to a working capital deficit of $129,456 at December 31, 2004. This increase in our working capital deficit reflects an increase of $2,471,672 in our current liabilities at September 30, 2005 as compared to December 31, 2004 which was partially offset by an increase in our current assets of $1,418,946 at September 30, 2005 as compared to December 31, 2004. The increase in our current liabilities from December 31, 2004 to September 30, 2005 is primarily attributable to liabilities associated with Ocean West Enterprises, and includes the following:

      o an increase of $423,739 in accounts payable, of which $287,445 is attributable to our mortgage banking division and the remaining $136,294 is attributable to our mobile services division. The increase of approximately $30,670 in accounts payable of our mobile services division from January 1, 2005 to September 30, 2005 reflects the expansion of our operations as well as our efforts to conserve cash as a result of our working capital needs,

      o an increase in accrued expenses of $393,317 which is attributable to our mobile services division. Our mobile services division did not have similar liabilities at December 31, 2004,


      o current maturities of long-term debt of $740,126 and warehouse lines of credit of $440,758, both of which relate to our mortgage banking division; and

      o notes payable in the principal amount of $100,000 which represents a note tendered by our mobile services division in March 2005 which was subsequently been repaid in July 2005.

      At such time as we dispose of our Ocean West Enterprises, all liabilities related thereto will be assumed by the acquiror and will not effect the future cash flow of the Company.

      The principal changes in our current assets from December 31, 2004 to September 30, 2005 are an increase of cash and cash equivalents of $1,152,787 and increase in prepaid and other current assets of $108,773, which was offset by a decrease in accounts receivable of $1,350.

      At September 30, 2005 we also had long-term debt of $531,523 which represents obligations of our mortgage banking division. As discussed earlier in this section, at the time we dispose of this subsidiary the acquiror will assume all liabilities related to Ocean West Enterprises. Although the short term and long term liabilities associated with our mortgage banking division have materially adversely impacted our financial condition at September 30, 2005, because we anticipate that all liabilities associated with our mortgage banking division will be assumed by the acquiror our management believes that the impact of those liabilities on our financial condition will be removed following the closing of that transaction. Accordingly, in analyzing our financial condition at September 30, 2005, our management has focused upon liabilities associated solely with our mobile services division. The increase in our liabilities related to that division are directly attributable to the increased operations of our InfoByPhone subsidiary. As discussed elsewhere herein, we will need to raise additional working capital to provide funds to meet those obligations and otherwise grow our business.

Day the nine months ended September 30, 2005 the Company issued 1,078,333 shares of common stock to individuals for cash of $323,500 and $3,200,000 in a private placement of its securities, on a best efforts, minimum-maximum basis (the "Offering"). As of September 30, 2005, the Company had sold 12,811,712 shares of the Company's Common Stock (the "Shares") for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,784,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash, plus the placement agent also received Shares of Common Stock equal to 10% of all shares sold for a total of 969,645 shares of Common Stock, a 3% non-accountable expense allowance of $96,000, as well as other transaction expenses payable by the Company. It should also be noted that the placement agent paid other selected dealers a fee equal to 10% cash commission and 10% of all shares placed by each respective select dealer. The proceeds received in this Offering will first be used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this Offering will be used for research and development, marketing and for working capital and general corporate uses.

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

Item 3. Controls and Procedures.


      The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2005 (the "Evaluation Date"), the end of the period covered by this quarterly report. Our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

      Notwithstanding that determination, pursuant to Amendment No. 1 to this Form 10-QSB filed on February 2, 2006, the Company restated the financial statements contained herein as a result of the Company not having completed the spin-off of its subsidiary, Ocean West Enterprises ("OWE") as of September 30, 2005. Since the dividend of OWE stock was declared to the Company's shareholders of record as of May 23, 2005, the Company was of the opinion that it would report OWE operations as discontinued. However, the Securities and Exchange Commission advised the Company that until it effected a registration statement under the Securities Act of 1933, as amended, it could not treat OWE as discontinued operations. The Company subsequently sold the stock of OWE on December 30, 2005.

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

      Initially, as of the evaluation date, our Chief Executive Officer concluded that we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure. As set forth in Note 2 - Restatement of Financial Statements appearing elsewhere in this quarterly report, subsequent to this initial evaluation our management has determined that we were required to restate our financial statements for the three and six months ended June 30, 2005 as a result of a determination that the Company had not completed the spin-off of its subsidiary, Ocean West Enterprises ("OWE") as of June 30, 2005. Since the dividend of OWE stock was declared to the Company's shareholders of record as of May 23, 2005, the Company was of the opinion that it would report OWE operations as discontinued. However, the Securities and Exchange Commission advised the Company that until it effected a registration statement under the Securities Act of 1933, as amended, it could not treat OWE as discontinued operations. The Company subsequently sold the stock of OWE on December 30, 2005. Our earlier report on Form 10-QSB for the period ended September 30, 2005 has given effect to this spin-off as of June 5, 2005.

      As a result of the restatement, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2005 related to the effective date of the spin off our Ocean West Enterprise subsidiary. Because we corrected the treatment of our Ocean West Enterprises subsidiary in our financial statements as September 30, 2005, and as a result of the nonrecurring nature of the underlying transaction, our management believes that we have corrected this material weakness.

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



Dated: October 10, 2006               Ocean West Holding Corporation


                                      By: /s/ Darryl Cohen
                                          --------------------------------------
                                          Darryl Cohen, Chief Executive Officer
                                         (Principal executive officer and
                                          Principal financial officer)

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