Form 10QSB
period 2006-09-30
OCEAN WEST HOLDING CORP
filed 2006-11-21
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 28,947,387 shares of common stock, par value $.01 per share, outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

Ocean West Holding Corporation
and Subsidiaries

Quarterly Report on Form 10-QSB
Period Ended September 30, 2006

Table of Contents

Page

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Balance Sheet as of September 30, 2006 (Unaudited)	3

Consolidated Statements of Operations for the Three Months and Nine
Months Ended September 30, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis or Plan of Operation	19

Item 3. Controls and Procedures	24

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$377,056
Accounts receivable	5,776
Prepaid expenses and other current assets	88,666
Total Currents Assets	471,498

PROPERTY AND EQUIPMENT, NET
206,834
OTHER ASSETS
License	150,000
Deposits	47,028

TOTAL ASSETS	$875,360

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable	$601,106
Accrued expenses	137,841
Derivative liabilities	6,827,214
Notes payable	-
Notes payable - related party	132,137
Total Current Liabilities	7,698,298

STOCKHOLDERS' DEFICIT
Preferred stock $0.01 par value, 10,000,000 shares authorized at September 30, 2006
Series A Preferred Stock $0.01 par value, 1,500,000 shares authorized,
$10 face value, 522,500 shares issued and outstanding at September 30, 2006	5,225,000
Series B Preferred Stock $0.01 par value, 1,600,000 shares authorized,
$10 face value, none issued and outstanding at September 30, 2006	-
Series C Preferred Stock $0.01 par value, 400,000 shares authorized,
400,000 shares issued and outstanding at September 30, 2006	4,000
Series D Preferred Stock 600,000 shares authorized, none issued and outstanding	-
Series E Preferred Stock 680 shares authorized, none issued and outstanding	-
Series F Preferred Stock 1,050 shares authorized, none issued and outstanding	-
Series G Preferred Stock 2,000 shares authorized, none issued and outstanding	-
Series I Preferred Stock 125 shares authorized, none issued and outstanding	-
Series K Preferred Stock no shares authorized, none issued and outstanding	-
Series L Preferred Stock 1,000 shares authorized, none issued and outstanding	-
Series M Preferred Stock 5,000 shares authorized, none issued and outstanding	-
Series N Preferred Stock 10,000 shares authorized, none issued and outstanding	-
Common stock $0.01 par value, 30,000,000 shares authorized, 28,947,387 shares issued
and outstanding at September 30, 2006	289,475
Class B common stock $0.01 par value, 5,000,000 authorized, none issued and outstanding	-
Class D common stock $0.01 par value, 600,000 authorized, none issued and outstanding	-
Additional paid-in-capital	10,792,152
Subscription receivable	(6,013)
Foreign currency translation	4,283
Accumulated deficit	(23,131,835)
Total Stockholders' Deficit	(6,822,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$875,360

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
REVENUE
Revenue from mobile services	$8,058	$3,356	$17,087	$9,674
	8,058	3,356	17,087	9,674
COSTS AND OPERATING EXPENSES

Research and development	53,541	66,251	176,378	108,107
Cost of revenue	384,660	291,089	1,280,720	512,353
General and administrative	524,957	271,490	1,684,022	331,469
Professional fees	179,956	300,233	734,200	442,248
Payroll	259,068	270,008	775,323	429,908
Stock compensation	2,073,681	238,367	4,434,699	1,226,981
Total Operating Expesnes	3,475,863	1,437,438	9,085,342	3,051,066

Operating Loss from continuing operations	(3,467,805)	(1,434,082)	(9,068,255)	(3,041,392)

OTHER INCOME (EXPENSES)
Derivative expense	(4,245,397)	-	(4,245,397)	-
Interest expense	(10,175)	-	(203,618)	(4,144)
Total other expense	(4,255,572)	-	(4,449,015)	(4,144)

Net Loss from Continuing Operations before taxes and discontinued operations	(7,723,377)	(1,434,082)	(13,517,270)	(3,045,536)

DISCONTINUED OPERATIONS, net of taxes
Net Income (Loss) from discontinued operations	-	(168,295)	-	(6,803,479)
	-	(168,295)	-	(6,803,479)

Net loss applicable to common stockholders	$(7,723,377)	$(1,602,377)	$(13,517,270)	$(9,849,015)

Basic and diluted net loss from continuing operations per common share	$(0.28)	$(0.06)	$(0.51)	$(0.27)
Basic and diluted net loss from discontinued operations per common share	-	(0.01)	-	(0.60)

Basis and diluted net loss per common share	$(0.28)	$(0.07)	$(0.51)	$(0.87)

Basic and diluted weighted average number of
common shares outstanding	27,574,679	22,082,894	26,651,546	11,365,236

See accompanying notes to condensed consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss from continuing operations	$(13,517,270)	$(3,045,536)
Net loss from discontinued operations	-	(6,803,479)
	(13,517,270)	(9,849,015)
.
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	56,658	3,564
Amortization of deferred compensation	235,473	-
Amortization of note payable discount	68,400	-
Increase in fair value derivative liability	4,245,397	-
Stock, warrants and options issued for services	3,922,827	1,226,793
Stock issued to officer for services	208,000
Warrants issued for financing fees	108,622	-
Changes in assets and liabilities
Accounts receivable	(5,776)	1,350
Prepaid expenses	(41,074)	(48,162)
Deposits	(13,128)	(33,291)
Accounts payable	403,738	110,064
Accrued expenses	53,764	-
Deferred revenue	-	(5,712)
Discontinued operations, net	-	6,825,444
Net Cash Used In Operating Activities	(4,274,369)	(1,768,965)

INVESTING ACTIVITIES
Purchase of license	(150,000)	-
Purchase of equipment	(18,015)	(155,879)
Discontinued operations, net	-	(13,387)
Net Cash Used In Investing Activities	(168,015)	(169,266)

FINANCING ACTIVITIES
Cash overdraft	-	(2,437)
Proceeds from notes payable	721,500	100,000
Proceeds from notes payable - related party	205,000	-
Net proceeds from issuance of common stock	-	3,102,033
Net proceeds from issuance of preferred stock	4,525,000	-
Repayment of notes payable	(794,363)	(100,000)
Discontinued operations, net	-	(8,578)
Net Cash Provided By Financing Activities	4,657,137	3,091,018

EXCHANGE RATE LOSS	2,681	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	217,434	1,152,787

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,622	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$377,056	$1,152,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest	$83,758	$2,140

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$671,225	$0
Reclassification of contracts from equity to liability	$2,581,817	$0

See accompanying notes to condensed consolidated financial statements.

OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF September 30, 2006
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

(A) Organization

Ocean West Holding Corporation, a Delaware corporation (the “Company”) incorporated in February 2000, is a holding company and the parent company of InfoByPhone, Inc. (“InfoByPhone”). InfoByPhone is a Delaware corporation formed on June 10, 2004. InfoByPhone, Inc. provides information services and content through its AskMeNow™ service to mobile devices. This service allows mobile users to ask questions through text messaging/SMS and email, and receive answers via text.

On June 18, 2004, InfoByPhone consummated an agreement with InfoByPhone, LLC, an Ohio LLC formed on January 7, 2004, pursuant to which InfoByPhone, LLC exchanged 100% of its member units for 1,465,000 shares or approximately 80% of the common stock of InfoByPhone. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, LLC.

On June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”), pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. In connection with the Reverse Merger, the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued for an aggregate 6,000,000 shares of authorized but unissued shares of common stock, par value $0.01 of the Company, then constituting approximately 56% of the capital stock of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, Inc.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2006, the Company raised net proceeds of $4,525,000 through the private sale of unregistered, convertible preferred stock. In addition, the Company raised $721,500 and $205,000 through the issuance of notes payable to investors and related parties, respectively. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

(B) Basis of Presentation

The consolidated financial statements as of and for the periods ended September 30, 2006 and 2005 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006 or for any other period.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10KSB for the year ended December 31, 2005, as filed with the SEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The condensed consolidated financial statements for the three and nine months ended September 30, 2006 include the accounts of Ocean West Holding Corporation and its wholly-owned subsidiaries, InfoByPhone, Inc., AskMeNow, Inc, and InfoByPhone, LLC.

The condensed consolidated financial statements for the three and nine months ended September 30, 2005 include the accounts of InfoByPhone, Inc., and its wholly-owned subsidiaries InfoByPhone, LLC and Ocean West Enterprises, Inc.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Revenue Recognition

For the three and nine months ended September 30, 2005, revenue was recognized over the service period. The Company billed for its services one year in advance. All prepaid annual service revenue was deferred and recognized over the service period. During 2006, the Company changed its billing method. For all submitted questions, the Company recognizes revenue at the time of the inquiry. For advertising space sold, the Company recognizes revenue over the period the advertisement is displayed.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2006, there were no cash equivalents.

(D) Restricted Cash

The restricted cash of $1,850,000 that was held in escrow during the quarter ended June 30, 2006 under conditions imposed by the placement agent was released in August 2006. All the placement agent requirements were met and all restricted funds were thereafter released from escrow.

(E) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(F) Concentrations of Risk

During fiscal 2005, the Company formed a subsidiary in the Philippines, AskMeNow, Inc. As of September 30, 2006, approximately 13% of the Company’s assets are located in the Philippines.

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2006 the Company had $223,060 in excess of FDIC insurance limits. At September 30, 2006, the Company had total cash of $72,800 in banks located in the Philippines.

During the three and nine months ended September 30, 2006, one customer accounted for 84% and 64%, respectively, of the Company’s sales. For the three and nine months ended September 30, 2005 one customer accounted for 100% and 100%, respectively of the Company’s sales.

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

(H) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is five years, estimated useful life of the office furniture is seven years and the estimated useful life of leasehold improvements is three years.

(I) Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the nine months ended September 30, 2006 and 2005 were $236,995 and $139,851, respectively. Total advertising costs charged to operations for the three months ended September 30, 2006 and 2005 were $102,000 and $134,008, respectively.

(J) Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Other Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity (Deficit).

(L) Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations as other comprehensive income (loss). As of September 30, 2006, the translation adjustment was not material.

(M) Loss Per Share

The Company has adopted SFAS No. 128, “Earnings per Share” to account for net loss per share. Basic loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. Potential common shares issuable in connection with warrants, options and convertible preferred stock were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential shares of common stock issuable upon exercise or conversion of dilutive warrants, stock options and convertible preferred stock at September 30, 2006 and 2005 were 24,014,760 and 2,403,123, respectively.

(N) Business Segments

  The Company operates in one segment, mobile devices.

(O) Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement using the modified prospective approach.

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

(Q) Derivative Liabilities

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity. If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed and are accounted for as an adjustment to equity.

(R) Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS Nos. 155 and 156 have no current applicability to the Company and have no current effect on its financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

At September 30, 2006 property and equipment consisted of the following:

Computer equipment	$156,226
Office furniture & equip.	87,224
Leasehold improvements	29,844
Less accumulated depreciation	(66,460)
$206,834

Depreciation expense for nine months ended September 30, 2006 and 2005 were $56,658 and $48,700, respectively.

NOTE 4. LICENSE

On November 2, 2006, the Company entered into to a software license and services agreement with Expert System S.p.A. which grants the Company an exclusive worldwide perpetual license (exclusive of Italy) for the mobile communications industry to use the Cogito® Contact Mobile Product and the Expert System Technology of Text Mining for structured and unstructured databases, natural language query and answer capability. The Company had previously signed a letter of intent on August 22, 2006 summarizing the scope of the agreement with regard to license, service and payment provisions. At the signing of the letter of intent the Company paid $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in twelve monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for twelve months. Subsequent to completion of the twelve month start-up phase Expert will receive a percentage of the net revenue through year seven. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. The Company expects installation to commence on or about December 2006.

NOTE 5. DERIVATIVE LIABILITY

On August 10, 2006, the Company issued 522,500 shares of common stock. Accordingly, on August 10, 2006, the Company was no longer able to assert that it had a sufficient number of authorized but unissued shares to satisfy its obligations under outstanding options and warrant agreements. Therefore, the Company accounted for all of its outstanding options and warrants as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

	At issuance	At September 30, 2006
Market price:	$0.31	$0.07
Exercise price:	$0.25 - $2.00	$0.001 - $1.50
Term:	1 - 5 years	1 - 5 years
Volatility:	219%	219%
Risk-free interest rate:	4.89%	4.59%
Number of warrants:	9,225,710	9,225,710

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The Company had 133,000 outstanding warrants issued to non-employees for which performance had not occurred at September 30, 2006. The fair value of such options will be recognized when performance has occurred, pursuant to EITF 00-19.

The aggregate fair value of the warrants and options reclassified during the nine-month period ended September 30, 2006 amounted to approximately $2,582,000 at the date of their issuance or reclassification.

NOTE 6. PROMISSORY NOTES

As of September 30, 2006, all promissory notes with unaffiliated parties as discussed below had been paid in full by the Company.

On January 17, 2006, an unrelated third party loaned the Company $250,000. The loan was evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 25,000 warrants were issued to the lender, as well as 12,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. As of June 30, 2006, the Company had paid the note in full. As the note was paid after the due date, the Company paid penalties of $52,425.

On March 1, 2006, the Company executed loan documents for a $100,000 bridge loan from an unrelated third party. The bridge loan was completed on March 8, 2006 and was evidenced by a secured promissory note due on the earliest of the closing of One Million Dollars ($1,000,000) in debt, equity or other infusion of capital, or June 30, 2006. The note was paid in full in May, 2006.

On March 22, 2006, an unrelated third party loaned the Company $49,000. The loan was evidenced by a 16% subordinated promissory note due 90 days from the date of issuance. During the nine months ended September 30, 2006, the Company paid the promissory note in full.

On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan was evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of unregistered restricted common stock, which the Company agreed to register for resale. As of September 30, 2006, the note had been paid in full.

On April 14, 2006, an unrelated third party loaned the Company $10,000. The loan was evidenced by a 10% subordinated promissory note due on demand. As of September 30, 2006, the note had been paid in full.

NOTE 7. PROMISSORY NOTES - RELATED PARTIES

On March 1, 2006, the Company’s Chief Executive Officer loaned the Company $105,000. The bridge loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of One Million Dollars ($1,000,000) in debt, equity or other infusion of capital, or June 30, 2006. During the nine months ended September 30, 2006, the Company repaid a total of $72,863 with respect to such note. The balance outstanding at September 30, 2006 was $32,137, and the note is currently in default. Subsequent payments in October 2006 totaled $30,000.

In January 2006, a director of the Company loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. As of September 30, 2006, the entire amount of the note remained outstanding and the note currently is in default.

NOTE 8. DISCONTINUED OPERATIONS

As of December 30, 2005, the Company sold the operation of its wholly-owned subsidiary Ocean West Enterprises, Inc. for $1.00. Accordingly, all amounts from June 2, 2005 (Date of acquisition) to September 30, 2005 have been reclassified to conform to a discontinued operations presentation.

Discontinued operations for the period June 2, 2005 to June 30, 2005 are as follows:

June 2, 2005 to September 30, 2005
Sales	$343,400
Operating expenses	(7,111,906)
Other expense	(34,973)
Income (loss) from discontinued operations	$(6,803,479)

Discontinued operations for the three months ended September 30, 2005 are as follows:

Sales	$160,763
Operating expenses	(312,743)
Other expense	(16,315)
Income (loss) from discontinued operations	$(168,295)

NOTE 9. STOCKHOLDERS’ DEFICIT

(A) Common Stock

On July 14, 2006, the Company issued 12,500 shares of unregistered restricted common stock to a vendor in lieu of payment for services provided. The Company determined a value for the shares of $4,500 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as stock compensation expense at September 30, 2006.

On July 31, 2006, the Company issued 12,500 shares of unregistered restricted common stock to a vendor in lieu of payment for services provided. The Company determined a value for the shares of $4,375 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as stock compensation expense at September 30, 2006.

On August 10, 2006, the Company sold the placement agent 522,500 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of 10% (PIK) Series A Preferred Stock. On July 20, 2006 a supplement to the private placement memorandum provided for among other things a repricing of the investor offering and the compensation in shares to the placement agent. The shares issued to the placement agent were in accordance with the restructured offering. The Company recorded the amount as a subscription receivable of $523 at September 30, 2006.

On August 19, 2006, the Company issued 150,000 shares of unregistered restricted common stock to a vendor in lieu of payment for services provided. The Company determined a value for the shares of $48,000 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as stock compensation expense at September 30, 2006.

On August 23, 2006, the Company sold to various financial advisors an aggregate 1,000,000 shares of unregistered restricted common stock at a price of $.001 per share as compensation for services rendered in connection with negotiations with Expert System S.p.A., a leading technology company, providing for an exclusive software license for the mobile communications industry. The Company determined a value for the shares of $300,000, with $299,000 recorded as stock compensation expense and $1,000 recorded as a subscription receivable at September 30, 2006.

On September 30, 2006, the Company issued 470,375 shares of unregistered restricted common stock to certain stockholders in accordance with a lock-up agreement entered into by such stockholders with the Company. Holders of shares of common stock of the Company who agree not to sell their common shares until three months after the effective date of the registration statement covering the underlying shares of the July 20, 2006 amended private placement memorandum were given a 5% stock dividend as compensation. The Company determined a value for the shares of $371,596 based on the fair market value of the stock upon issuance of the stock dividend. The Company recorded the entire amount as stock compensation expense at September 30, 2006.

(B) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Series A

On April 25, 2006, the Company designated 1,500,000 shares of 10% (PIK) Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share shall have a $10 per share liquidation preference. The Series A preferred stock is convertible into common stock at no less than $1.00 per share and no more than $1.65 per share to be determined following the Company’s current private offering. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of September 30, 2006, accrued dividends of $182,958 were due on the Series A preferred stock.

As of September 30, 2006, the Company had completed the sale of 105 Units for gross proceeds of $5,225,000. Each Unit consists of (i) 5,000 shares of 10% (PIK) Series A preferred stock of the Company, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $1.00 per share. The placement agent in connection with such offering received at the initial closing warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $1.00 per share, and (1) an aggregate of $550,000 sales commissions paid at the rate of 11%, (2) $150,000 of 3% non-accountable expenses, and (3) 1,012,500 shares of common stock. The investors in such offering and the placement agent have agreed not to convert their shares of Series A preferred stock or exercise their warrants until such time that the Company increases its number of authorized shares of common stock.

On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of Units described above was approved, which supplement repriced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock into shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $.50 per share. In addition, the number of warrants issued per unit was increased from 50,000 to 100,000 warrants and the exercise price reduced to $0.50 per share. The number of warrants issued to the placement agent also increased from 1,000,000 to 2,000,000, exercisable at $.50 per share of common stock rather than $1.00 per share (or such proportionately smaller number if less than the maximum offering amount is raised). As of September 30, 2006, there were 522,500 shares of Series A preferred stock issued and outstanding.

Series B

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $.50 per share payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share shall have a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of September 30, 2006, there were no shares of Series B preferred stock issued and outstanding.

Series C

On September 6, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is non-voting and is not entitled to receive dividends. The Series C preferred stock ranks senior to the common stock and each share shall have a $.01 per share liquidation preference. The Series C preferred stock will automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation is amended to increase the number of authorized common shares. The Series C preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of September 30, 2006, there were 400,000 shares of Series C preferred stock authorized, 400,000 of which were issued and outstanding.

Series D

The Series D preferred stock, $0.01 par value, is voting stock and is redeemable by the Company. The Series D preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C preferred stock. The Series D preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 3%, payable on a monthly basis. Redemption took place during fiscal year ended March 31, 2002. As of September 30, 2006, there were 600,000 shares of Series D preferred stock authorized, none of which were issued and outstanding.

Series E

The Series E preferred stock, $0.01 par value, is non-voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and D preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. As of September 30, 2006, there were 680 shares of Series E preferred stock authorized, none of which were issued and outstanding.

Series F

The Series F preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. As of September 30, 2006, there were 1,050 shares of Series F preferred stock authorized, none of which were issued and outstanding.

Series G

The Series G preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. As of September 30, 2006, there were 2,000 shares of Series G preferred stock authorized, none of which were issued and outstanding.

Series I

The Series I preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. As of September 30, 2006, there were 125 shares of Series I preferred stock authorized, none of which were issued and outstanding.

Series K

The Series K preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series K preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, and I preferred stock. The Series K preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of 5%, payable on a monthly basis. As of September 30, 2006, there were no shares of Series K preferred stock authorized, none of which were issued and outstanding.

Series L

The Series L preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series L preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. As of September 30, 2006, there were 1,000 shares of Series L preferred stock authorized, none of which were issued and outstanding.

Series M

The series M preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series M preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, K, and L preferred stock. The Series M preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. As of September 30, 2006, there were 5,000 shares of Series M preferred stock authorized, none of which were issued and outstanding.

Series N

The Series N preferred stock, $0.01 par value, is nonvoting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series N preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, D, E, F, G, I, and K preferred stock. The Series N preferred stock does not entitle the holder to receive dividends. As of September 30, 2006, there were 10,000 shares of Series N preferred stock authorized, none of which were issued and outstanding.

(C) Option and Warrants issued for consulting fees

During the nine months ended September 30, 2006, the Company issued a total of 2,470,000 stock options valued at $1,629,336 to employees, officers, and directors. These options have been expensed in accordance with SFAS No. 123(R). The options expire 10 years from the date of issuance and have an exercise price of between $0.50 and $2.00 per share. The officers and directors have agreed not to exercise their options until such time that the Company increases its number of authorized shares of common stock.

On July 26, 2006, the Company issued 200,000 common stock warrants to a vendor with an exercise price of $0.50 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $69,000 in stock compensation expense for the quarter ended September 30, 2006.

On August 4, 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share for past services rendered. The warrants vest with respect to 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. The Company recorded the fair market value of the 66,667 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $21,000 in stock compensation expense for the quarter ended September 30, 2006.

Warrants outstanding at September 30, 2006 were as follows:

Warrants
Outstanding at beginning of year	1,131,543
Granted	8,094,167
Exercised	—
Warrants at September 30, 2006	9,225,710

NOTE 10. STOCK OPTIONS

On August 4, 2006, the 2006 Employee Stock Incentive Plan (the “2006 Plan”) was approved and adopted by the Board of Directors. The 2006 Plan is scheduled to become effective upon the approval of the majority of the Company’s stockholders either at an annual or special meeting to be held within one year from the date of adoption by the Board of Directors. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 3,000,000 shares of common stock.

Under the 2005 Management and Director Equity Incentive Stock Option Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants of the Company to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods. As of September 30, 2006, the Company had issued a total of 1,914,000 options pursuant to the 2005 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.5%, and expected lives of three to four years.

On September 20, 2006, the Company cancelled a total of 2,000,000 common stock options previously granted to the Company’s Chief Executive Officer at a price of $1.01, and issued in replacement thereof 2,000,000 common stock options at a price of $0.50 per share expiring 10 years from the date of issuance. The Company recorded an expense of $1,179,600 for the nine months ended September 30, 2006 in connection therewith.

In addition, the Company cancelled a total of 200,000 common stock options previously granted to directors of the Company at a price of $1.01, and issued in replacement thereof 200,000 common stock options at a price of $0.50 per share expiring 10 years from the date of issuance. The Company recorded an expense of $58,980 for the nine months ended September 30, 2006 in connection therewith.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.73%, and expected lives of ten years.

A summary of the status of the Company’s stock options as of September 30, 2006 and the changes during the period ended is presented below:

Weighted Average
Fixed Options	Shares	Exercise Price
Outstanding at beginning of period	1,920,000	$.70
Issued	4,670,000.98
Cancelled	(2,470,000)	.81
Outstanding at September 30, 2006	4,120,000	$.67
Exercisable at September 30, 2006	4,014,050
Weighted average exercise price of
options granted to employees
at September 30, 2006	$.65

Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$.50-$.2.00	4,120,000	7.5	$.67	4,014,050	$.65

Accounting for Employee Awards:

Effective January 1, 2006, the Company’s 2005 and 2006 Plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised ), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While SFAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123,” was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123 (R), the Company’s results for the nine months ended September 30, 2006 include share-based compensation expense totaling $3,141,056, which has been included in stock compensation expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Accounting for Non-employee Awards

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) as of January 1, 2006, had no material impact on the accounting for non-employee awards.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

For the nine months ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(9,849,015)
Deduct: Total stock based compensation expense determined
under the fair value based method for all awards (no tax
effect)	(21,869)

Pro forma net loss attributable to common stockholders	$(9,870,884)

Net loss per share:
Basic and diluted loss per share - as reported	($.87)
Basic and diluted loss per share - pro forma	($.87)

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the nine months ended September 30, 2005
Expected term (in years)	5
Expected volatility	52%
Expected dividend yield	0%
Risk-free interest rate	4.125%

There were 4,670,000 and 1,920,000 employee stock options granted in the nine months ended September 30, 2006 and 2005, respectively.

NOTE 11. ACQUISITIONS

On April 26, 2006, the Company announced the proposed acquisition of Intelligate Ltd., an Israeli corporation with patent-pending information retrieval and natural language search technology. The Company entered into a letter of intent to purchase the assets, but not the liabilities, of Intelligate. The purchase price was $4,850,000 consisting of (a) $1,850,000 in cash, and (b) either $3,000,000 in cash or $3,000,000 of common stock valued at the 30 day volume weighted average price prior to the effective date. This proposed acquisition was subject to completion of due diligence and obtaining various governmental approvals, including that of Israel’s Office of Chief Scientist. On August 3, 2006 the Company announced that it had let the Letter of Intent to purchase Intelligate lapse.

On May 5, 2006, the Company announced it had signed a letter of intent with MGN Technologies, Inc., doing business as Mobile Gaming Now, for a license agreement to jointly pursue mobile Internet gaming applications.

On May 16, 2006, the Company signed a letter of intent with Mobile Gaming Now, granting Mobile Gaming Now the Company’s right to acquire Karrell Pty Limited. Karrell is the holding company for a fully-licensed Australian wagering services company. The letter of intent requires Mobile Gaming Now to issue 2 million shares of its common stock to the Company upon the completion of the acquisition of Karrell. As of September 30, 2006, Mobile Gaming Now had not completed the acquisition of Karrell and we do not anticipate the acquisition to ever be completed.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Content Contracts:

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The content costs associated with these contracts are included in costs of revenues.

Future minimum payments are approximately as follows:

Year Ended December 31,
2006	$10,000
2007	60,000
$70,000

Employment Contracts:

In July 2005, the Company entered into an employment agreement with its President for a term of three years at an annual minimum salary of $110,000, with additional bonuses and fringe benefits as determined by the Board of Directors. In April, 2006 the Company increased the President’s base salary to $250,000 per year.

On October 10, 2006, the Company entered into employment agreements with seven executives, each for a term of one year at an annual average salary of $80,000, with additional bonuses and fringe benefits as determined by the Board of Directors.

Litigation:

The Company has been advised by Pioneer Credit Recovery, Inc. (“Pioneer”) that the U.S. Department of Treasury has placed with Pioneer an account owed to it by Ocean West Enterprises, Inc., a former subsidiary. The former principals of Ocean West Enterprises did not disclose to InfoByPhone or current management that they and Ocean West Enterprises had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any other party, the Company will seek indemnification from the former principals of Ocean West Enterprises and their affiliates under both the Exchange Agreement, as well as an Assignment and Assumption of Liabilities Agreement dated May 23, 2005, that the Company entered into with the former principals in connection with the Reverse Merger (See Note 1 above and Item 2 - Management’s Discussion and Analysis or Plan of Operation below). As of September 30, 2006, the Company has not accrued any amount for this guarantee.

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants has filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York seeking specific performance of an agreement which provided for “piggyback” registration rights, and seeking to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2. On August 18, 2006, the Company has agreed in principle to register the shares in any future registration statement.

The Company has received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America (“CDA”) and for CDA’s failure to advise the Company’s shareholders of the sale of the Company until after the Reverse Merger had been consummated. The Company has not accrued any expense related to the claim as of September 30, 2006, and no further developments have occurred to date.

NOTE 13. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $13,517,270 and net cash used in operations of $4,274,369 as of and for the nine months ended September 30, 2006. In addition to the need for capital to cover ongoing operating expenses, the Company estimates that it may require up to $500,000 per month to continue the launch of its products through 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 14. SUBSEQUENT EVENTS

On October 11, 2006, the Company received $150,000 in subscription for 15,000 shares of Series B preferred stock. The Company paid $21,000 in placement fees in connection with such sales of preferred stock.

On November 2, 2006, the Company entered into to a software license and services agreement with Expert System S.p.A. which grants the Company an exclusive worldwide perpetual license (exclusive of Italy) for the mobile communications industry to use the Cogito® Contact Mobile Product and the Expert System Technology of Text Mining for structured and unstructured databases, natural language query and answer capability. The Company had previously signed a letter of intent on August 22, 2006 summarizing the scope of the agreement with regard to license, service and payment provisions. At the signing of the letter of intent the Company paid $150,000 as a start-up phase initial payment. Additional payments required include a $30,000 payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license to use fee of $180,000 per single computer server is due in twelve monthly installments of $15,000 each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a $60,000 per month fee for twelve months. Subsequent to completion of the twelve month start-up phase Expert will receive a percentage of the net revenue through year seven. The term of the agreement starts upon the commencement date for installation until the seventh anniversary date of the conclusion of the start-up phase. The Company expects installation to commence on or about December 2006.

In October 2006, the Company learned that ESPN, a major customer of the Company, had decided to terminate their mobile service as of December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Statements contained herein and elsewhere in this document, that are not historical or current facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied in any such forward-looking statements include: our ability to continue to lower our costs, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions, adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

General

Ocean West Holding Corporation is a holding company and parent of InfoByPhone, Inc., a Delaware corporation. InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow™ Service (the “Service”). The Service is a new mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to email, or text message (SMS) questions. An answer is then text messaged or emailed back to the consumer’s mobile device, usually within a matter of minutes.

The Service is accessible anytime and anywhere, through every current way that wireless technology allows people to communicate via a mobile device. Using proprietary software and proprietary methods, the Service has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, director assistance, and random trivia (literature, history, science, etc.). Once information is accessed from third party strategic partners, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and emailed or text messaged back to the user.

The service was launched from beta in November of 2005. The release has been directed primarily to cell phone users in the U.S. and Canada. We currently generate fees from user inquiries. In the future, we expect to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our templated formats. We also expect to generate revenue from affiliate partnerships that provide our customers with the opportunity to purchase ring tones, wallpaper, games and other items.

Reverse Merger

Effective June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”). In connection with the transaction, InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued for an aggregate of 6,000,000 shares of authorized but unissued shares of common stock, par value $0.01, of the Company, then constituting approximately 56% of the capital stock of the Company.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Research and Development

Research and development expenses include payroll, employee benefits, and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, all research and development costs are expensed when incurred.

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The financial statements of the Company’s Philippines subsidiary are translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. As of September 30, 2006, the translation adjustment was ($4,283).

Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Intruments” and SFAS No. 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS Nos. 155 and 156 have no current applicability to the Company and have no current effect on its financial statements.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC.

Three Months Ended September 30, 2006 as compared to Three Months Ended September 30, 2005

Revenue

Revenues for the three months ended September 30, 2006 was $8,058, an increase of $4,702, or 140%, over revenues of $3,356 for the three months ended September 30, 2005.

The increase in our sales was due to the Company rolling out its service on a per use basis to new subscribers of SMS service (text messaging). During the three and nine month periods ended September 30, 2006, the Company began to generate revenue from ESPN cellular and other customers on a per use basis, although the Company has recently learned that ESPN has decided to terminate their mobile service as of December 31, 2006. Despite this development the Company expects sales to increase as the service is deployed with Rogers Wireless and a rollout of our SMS product (text messaging) occurs on a national scale. In addition, the Company anticipates an increase in sales in the United States as it expands its current marketing program within the next six months.

Research and Development

For the quarter ended September 30, 2006, our research and development expenditures were $53,541, a decrease of $12,710, or 19%, over expenses of $66,251 for the quarter ended September 30, 2005. The decrease was the result of a related reduction in payroll costs incurred by the Company. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2006 amounted to $384,660, an increase of $93,571, or 32%, over cost of revenue of $291,089 for the quarter ended September 30, 2005. The increase relates primarily to an increase in payroll costs incurred by the Company as it implements its mobile services. The Company expects to continue to incur significant costs in its mobile services division as it continues to expand its services offering. Most of the costs are derived from its call center in the Philippines and fixed amounts paid to third-party content providers.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2006 amounted to $524,957, an increase of $253,467, or 93%, over general and administrative expenses of $271,490 for the quarter ended September 30, 2005. The Company added additional employees, increased rent, travel, and office expenses during the period as it continued to implement its business plan. The Company’s significant general and administrative costs are for travel costs, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the three months ended September 30, 2006 were $179,956, a decrease of $120,277, or 40%, over professional fees of $300,233 for the three month period ended September 30, 2005. The decrease is related to a reduction in legal costs during the period. Professional fees consist of legal and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with various contracts and agreements prepared on behalf of the Company.

Payroll Expense

Payroll expense during the current quarter decreased $10,940 to $259,068, or 4%, over the period ended September 30, 2005 due to a streamlining of personnel.

Stock Compensation

Stock compensation for the three months ended September 30, 2006 was $2,073,681, an increase of $1,835,314 or approximately nine times greater than stock compensation for the three month period ended September 30, 2005. During the three months ended September 30, 2006, the Company repriced and extended certain employee, officer, and director common stock options which provided a net increase of $103,740. In addition, the Company issued 1,000,000 shares of common stock and 400,000 shares of Series C preferred stock convertible into 4,000,000 shares of common stock to financial advisors involved in advising the Company on the Expert System Cogito license transaction (See Note 4 above), which shares of common stock and preferred stock were valued at $1,450,000 at September 30, 2006. A stock dividend of 5% was also given as compensation to shareholders electing to enter into a lockup agreement was valued at $371,596 at September 30, 2006. Additional shares and warrants valued at $146,825 were issued to professional service firms for services rendered during the quarter.

Interest Expense

Interest expense during the quarter was $10,175 compared to $0 during the three months ended September 30, 2005. The increase was a result of the interest accrued on the Company’s bridge loans entered into during the first six months of fiscal 2006.

Derivative Expense

The derivative expense during the quarter was $4,245,397 compared to $0 during the three months ended September 30, 2005. This expense is the result of insufficient authorized shares being available for delivery under existing commitments to convertible preferred shareholders, warrant and stock options holders that were exercisable during the three months ended September 30, 2006.

 Net Loss

The net loss for the three-month period ended September 30, 2006 before discontinued operations totaled $7,723,377, compared with  $1,434,082 for the same period in 2005, an increase of $6,289,295 or 439%. The increase resulted primarily from the non-cash charges to derivative warrant expense and stock compensation expense. The net loss applicable to common shareholders for the three months ended September 30, 2006 was $7,723,377, or $0.28 per share, on 27,574,679 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the three-month period ended September 30, 2005 of $1,602,377, or $0.07 per share, on 22,082,894 weighted average common shares outstanding.

Nine Months Ended September 30, 2006 as compared to Nine Months Ended September 30, 2005

Revenue

Revenues for the nine months ended September 30, 2006 were $17,087 an increase of $7,413, or 77%, over revenues of $9,674 for the nine months ended September 30, 2005.

The increase in our sales was due to the Company rolling out its service on a per use basis to new subscribers of SMS service (text messaging) during the first nine months of fiscal 2006. During the three and nine month periods ended September 30, 2006, the Company began to generate revenue from ESPN cellular and other customers on a per use basis, although the Company has recently learned that ESPN has decided to terminate their mobile service as of December 31, 2006. Despite this development the Company expects sales to increase as the service is deployed with Rogers Wireless and a rollout of our SMS product (text messaging) occurs on a national scale. In addition, the Company anticipates an increase in sales in the United States as it expands its current marketing program during the next year.

Research and Development

For the nine months ended September 30, 2006, our research and development expenditures were $176,378 an increase of $68,271, or 63%, over research and development expenses of $108,107 for the same period ended September 30, 2005. This increase was primarily the result of an increase in payroll costs related to product development activities, as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2006 amounted to $1,280,720, an increase of $768,367 or 150%, over cost of revenue of $512,353 for the same period ended September 30, 2005. The increase relates primarily to an increase in payroll costs incurred by the Company as it implements its mobile services. The Company expects to continue to incur significant costs in its mobile services division as it continues to expand its services offering. Most of the costs are derived from its call center in the Philippines and fixed amounts paid to third-party content providers.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 amounted to $1,684,022, an increase of $1,352,553, or 408%, over general and administrative expenses of $331,469 for the same period ended September 30, 2005. The Company added additional employees, increased rent, travel, and office expenses as it implemented its business plan. The Company’s significant general and administrative costs are for travel costs, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the nine months ended September 30, 2006 were $734,200, an increase of $291,952, or 66%, over professional fees of $442,248 for the nine month period ended September 30, 2005. The increase is related to an overall increase in financings, SEC filings, and other legal agreements negotiated during the nine months ended September 30, 2006. Professional fees consist of legal and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with various contracts and agreements prepared on behalf of the Company.

Payroll Expense

Payroll expense during the nine months ended September 30, 2006 increased by $345,415 to $775,323, or 80%, over payroll expense of $429,908 for the same period ended September 30, 2005. This increase is related to the hiring of several new executives during the first nine months of fiscal 2006 in anticipation of increased operations.

Stock Compensation

Stock compensation for the nine months ended September 30, 2006 was $4,434,699, an increase of 3,207,718, or 261% greater than stock compensation of $1,226,981 for the nine month period ended September 30, 2005. During the nine months ended September 30, 2006, the Company issued common stock options to employees, officers and directors which provided a net increase of $1,891,405. In addition, the Company issued 1,000,000 shares of common stock and 400,000 shares of Series C preferred stock convertible into 4,000,000 shares of common stock to financial advisors involved in advising the Company on the Expert System Cogito license transaction (See Note 4 above), which shares of common stock and preferred stock were valued at $1,450,000 at September 30, 2006. A stock dividend of 5% was also given as compensation to shareholders electing to enter into a lockup agreement was valued at $371,596 at September 30, 2006. Additional shares and warrants valued at $209,825 were issued to professional service firms for services rendered during the quarter. Shares were also issued to an officer for services rendered during the period and valued at $208,000. Stock compensation also included amortization of $303,873 recorded on warrants issued to a consultant during the nine months ended September 30, 2006.

Interest Expense

Interest expense during the period ended September 30, 2006 was $203,618, an increase of $199,474, or 48 times larger than interest expense of $4,144 for the period ended September 30, 2005. The increase was a result of the interest paid in connection with the Company’s bridge loans and included the issuance of warrants and common stock as interest paid.

Derivative Warrant Expense

The derivative warrant expense during the nine months ended September 30, 2006 was $4,245,397, compared to $0 during the nine months ended September 30, 2005. This expense is the result of insufficient authorized shares being available for delivery under existing commitments to convertible preferred shareholders, warrant holders and stock options holders that were exercisable during the nine months ended September 30, 2006.

Net Loss

The net loss for the nine-month period ended September 30, 2006 before discounted operations totaled $13,517,270, compared with $3,045,536 for the same period in 2005, an increase of $10,471,734 or 344%. The increase resulted primarily from the non-cash charges to derivative warrant expense and stock compensation expense. The net loss applicable to common shareholders for the nine months ended September 30, 2006 was $13,517,270, or $0.51 per share, on 26,651,546 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the nine-month period ended September 30, 2005 of $9,663,128, or $0.85 per share, on 11,365,236 weighted average common shares outstanding.

Liquidity and Capital Resources

Product development, the national rollout of our SMS product (text messaging), initial sales, financial advisors, expansion of service offerings, call center operational staffing in the Philippines, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until our products and services reach profitability and are fully introduced into the market. We used $4,274,369 and $1,790,930 for the nine months ended September 30, 2006 and 2005, respectively, in operating activities.

We were able to raise $4,525,000 in net proceeds from the sale of convertible preferred stock during the nine months ended September 30, 2006, compared to $3,102,033 from the sale of common stock for the same period in 2005. The proceeds of the preferred stock and common stock offerings were used to continue product development, introduce the product into the market, and pay current operational expenses. At September 30, 2006, the Company had $377,056 cash on hand compared to $159,622 as of December 31, 2005.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of equity. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases. Our revenues are not sufficient to fund our operations for the next twelve months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss to date and net cash used in operations raise substantial doubt about our ability to continue as a going concern. (See Note 13 above)

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control over Financial Reporting

During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, there have been no material changes to any legal proceedings against the Company previously reported. See also Note 12 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Preferred Stock

During the third quarter of 2006, the Company continued an offering of unregistered, restricted preferred stock to accredited investors in exchange for cash. As of September 30, 2006, the Company had completed the sale of $5,225,000 of Units in a private offering, which commenced on March 21, 2006. Each Unit consisted of (i) 5,000 shares of 10% (PIK) Series A preferred stock of the Company and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. Under the terms of the private offering, the placement agent received a 11% sales commission, a 3% non-accountable expense allowance, 10% stock coverage in shares of the Company’s common stock and 1 million common stock cashless exercise warrants, exercisable at $.50 per share for five years.

On July 21, 2006, the Company’s board of directors amended the terms of the private offering. Under the terms of the revised offering, (i) the Company’s offering of up to $11,000,000 of Units was increased to $16,000,000; (ii) each Unit now consists of: (x) 5,000 shares of 10% (PIK) Series B preferred stock of the Company (with terms otherwise identical to the Series A preferred stock, but for a conversion price of $0.50 per share) and (y) warrants to purchase 100,000 shares of the Company’s common stock (rather than 50,000 shares) with terms otherwise identical to the warrants previously issued in the private offering; (iii) the placement agent would continue to receive a 11% sales commission, a 3% non-accountable expense allowance and 10% stock coverage in shares of the Company’s common stock but would now receive up to 2 million (rather than 1 million) common stock cashless exercise warrants, exercisable at $.50 per share for five years. In addition, all of the subscribers who previously purchased $5,375,000 of Units were given the opportunity to exchange their Series A preferred stock for Series B preferred stock and would receive warrants to purchase an additional 50,000 shares of the Company’s common stock for each Unit purchased.

In connection with the revised offering terms, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series B preferred stock ranks senior to the Company’s common stock and on parity with the Series A preferred stock, and each share shall have a $10 per share liquidation preference. The Series B preferred stock is convertible into the Company’s common stock at a price equal to $0.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of September 30, 2006, holders of an aggregate 155,000 shares of Series A preferred stock had exchanged such shares for 155,000 shares of Series B preferred stock, representing a face amount of $1,550,000.

On September 6, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends or to vote. The Series C ranks senior to the Company’s common stock and each share shall have a $.01 per share liquidation preference. The Series C preferred stock will automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation is amended to increase the authorized capital. The Company has filed with the SEC a schedule 14C information statement to increase its authorized common stock. As of September 30, 2006, the Company had issued 400,000 shares of its Series C preferred stock to financial advisors in connection with its license agreement with Expert Systems. (See Note 4 above.)

Common Stock

On July 14, 2006, the Company issued 12,500 shares of unregistered restricted common stock to a vendor in lieu of payment for investor relations services provided with a fair market value of $4,500 on the date of issuance.

On July 31, 2006, the Company issued 12,500 shares of unregistered restricted common stock to a vendor in lieu of payment for investor relations services provided with a fair market value of $4,375 on the date of issuance.

On August 10, 2006, the Company sold the placement agent 522,500 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of 10% (PIK) Series A Preferred Stock. On July 20, 2006 a supplement to the private placement memorandum provided for among other things a repricing of the investor offering and the compensation in shares to the placement agent. The shares issued to the placement agent were in accordance with the restructured offering. The Company recorded a subscription receivable of $523 at September 30, 2006.

On August 19, 2006, the Company issued 150,000 shares of unregistered restricted common stock to a vendor in lieu of payment for investor relations services provided with a fair market value of $48,000 on the date of issuance.

On August 23, 2006, the Company sold to various financial advisors an aggregate 1,000,000 shares of unregistered restricted common stock at a price of $.001 per share as compensation for services rendered in connection with negotiations with Expert System S.p.A., a leading technology company, providing for an exclusive software license for the mobile communications industry. The Company determined a value for the shares of $300,000, with $299,000 recorded as stock compensation expense and $1,000 recorded as a subscription receivable at September 30, 2006.

On September 30, 2006, the Company issued 470,375 shares of unregistered restricted common stock to certain stockholders in accordance with a lock-up agreement entered into by such stockholders with the Company. Holders of shares of common stock of the Company who agree not to sell their common shares until three months after the effective date of the registration statement covering the underlying shares of the July 20, 2006 amended private placement memorandum were given a 5% stock dividend as compensation. The Company determined a value for the shares of $371,596 based on the fair market value of the stock upon issuance of the stock dividend. The Company recorded the entire amount as stock compensation expense at September 30, 2006.

The Company issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of which were accredited or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to the Company’s SEC filings.

Warrants issued by the Company during the quarter expire three or five years from the date of issuance and are generally exercisable immediately upon issuance. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event and the warrant holder may exercise the warrant, without cash payment of the exercise price.

Company Repurchases of Securities

During the third quarter of fiscal 2006, neither the Company nor any affiliated purchaser of the Company purchased equity securities of the Company.

Item 3. Defaults Upon Senior Securities.

On March 1, 2006, the Company’s Chief Executive Officer loaned the Company $105,000. The bridge loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of One Million Dollars ($1,000,000) in debt, equity or other infusion of capital, or June 30, 2006. During the nine months ended September 30, 2006, the Company repaid a total of $72,863 with respect to such note. The balance outstanding at September 30, 2006 was $32,137, although an additional $30,000 was paid against the note balance in October 2006. The remaining principal and accrued interest is in default.

In January 2006, a director of the Company loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. As of September 30, 2006, the entire amount of the note remained outstanding and the note currently is in default.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006	Ocean West Holding Corporation

	By:	/s/ Darryl Cohen
Darryl Cohen, Chief Executive Officer
(Principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Consulting letter agreement, dated August 1, 2006, by and among the Company, BK Financial Services, LLC and Meyer Capital Corporation

10.2	Consulting Agreement, made as of August 4, 2006, by and between the Company and CJB Group, Inc.

10.3	Warrant Agreement, dated July 26, 2006, by and between the Company and Phillips Nizer LLP

10.4	2006 Employee Stock Incentive Plan, as adopted by the Board of Directors on August 4, 2006

3.1	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company

3.2	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of the Company

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.