Form 10KSB/A
period 2005-12-31
OCEAN WEST HOLDING CORP
filed 2006-12-22
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______ to_______

                        Commission file number 000-49971

                                 AskMeNow, Inc.
                               (formerly known as
                         OCEAN WEST HOLDING CORPORATION)
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

      Transitional Small Business Disclosure Format Yes |_| No |X|

                              EXPLANATORY PARAGRAPH

      This Form 10-KSB/A Amendment No. 1 for Ocean West Holding Corporation (the "Company") for the period ended December 31, 2005, is being filed in response to comments issued by the Staff of the Securities and Exchange Commission Concurring the operations of the Company prior to the merger of the Company with InfoByPhone, Inc. on June 6, 2005.

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

      We incurred a net loss from discontinued operations in the year ended December 31, 2005 of $4,044,267 primarily from impairment of goodwill of $6,338,357, a loss of $906,787 from June 6, 2005 to December 30, 2005, offset, in part, from a gain of $3,200,877.

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

ITEM 7. FINANCIAL STATEMENTS.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm                F-1

      Consolidated Balance Sheet as of December 31, 2005                     F-2

      Consolidated Statement of Operations for the Year Ended
      December 31, 2005 (Restated) and for the Period from
      January 7, 2004 (Inception) to December 31, 2004                       F-3

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

      Consolidated Statement of Cash Flows for the Year Ended
      December 31, 2005 and for the Period from January 7, 2004
      (Inception) to December 31, 2004                                       F-5

      Notes to Consolidated Financial Statements (Unaudited) as of
      December 31, 2005                                                      F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
  Ocean West Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ocean West Holding Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2005 (Restated) and for the period from January 7, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Ocean West Holding Corporation and subsidiaries as of December 31, 2005 and the results of its operations (Restated) and its cash flows for the year ended December 31, 2005 and for the period from January 7, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3, the Company restated its consolidated financial statements for the year ended December 31, 2005.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 11, 2006,
except for Note 3,
as to which the date
is December 21, 2006

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

                 OCEAN WEST HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                    (Audited)

                                                    For the       For the period
                                                   year ended     January 7, 2004
                                                   December 31,   (Inception) to
                                                      2005          December 31,
                                                   (Restated)          2004
                                                   ------------    ------------
REVENUE                                            $     10,838    $      2,848
                                                   ------------    ------------
COSTS AND OPERATING EXPENSES

Selling expense                                         268,591          36,215
Research and development                                338,998          33,032
Cost of revenue                                         683,774          74,934
General and administrative expenses                     953,705         279,927
Professional fees                                       650,767         127,845
Payroll expense                                         303,995         198,865
Stock compensation                                    1,582,275          46,875
                                                   ------------    ------------
  Total Operating Expesnes                            4,782,105         797,693
                                                   ------------    ------------

NET LOSS FROM OPERATIONS                             (4,771,267)       (794,845)
                                                   ------------    ------------

OTHER EXPENSES
Interest                                                 (4,186)           --
                                                   ------------    ------------
Loss before income taxes                             (4,775,453)       (794,845)

Income taxes                                               --              --
                                                   ------------    ------------
Loss from continuing operations                      (4,775,453)       (794,845)

DISCONTINUED OPERATIONS, Net of taxes
Loss from discontinued operations                      (906,787)           --
Gain on sale of subsidiary                            3,200,877            --
Impairment of goodwill                               (6,338,357)           --
                                                   ------------    ------------

NET LOSS FROM DISCOUNTINUED OPERATIONS,
 Net of taxes                                        (4,044,267)           --
                                                   ------------    ------------

NET LOSS                                           $ (8,819,720)   $   (794,845)
                                                   ============    ============

Net loss per common share - basic and diluted
   from continued operations                       $      (0.32)   $      (0.44)

Net Loss per common share - basic and
   diluted from discontinued operations                   (0.27)           --
                                                   ------------    ------------
                                                   $      (0.59)   $      (0.44)
                                                   ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                    15,028,793       1,796,882
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

NOTE 3 RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2005 have been restated to reflect a reclassification of $327,700 from Gain on Disposal to Impairment. This was a result of the Company restating its September 30, 2004 financial statements to reflect the write-off of $327,700 of loans held for Investment.

NOTE 4 PROPERTY AND EQUIPMENT

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


NOTE 5 PROMISSORY NOTE

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

Note 11 INCOME TAXES

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

NOTE 12 SUBSEQUENT EVENTS

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

AskMeNow, Inc.

By: /s/ Darryl Cohen                                           December 22, 2006
   ----------------------------------------
   Darryl Cohen, President, Chief Executive Officer
   (Principal Executive Officer and Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Darryl Cohen                                           December 22, 2006
   ----------------------------------------
   Darryl Cohen,
   (Principal Executive Officer, Principal Financial Officer and Director)

By: /s/ Alan Smith                                             December 22, 2006
   ----------------------------------------
   Alan Smith,  Director

By: /s/ Sandro Sordi                                           December 22, 2006
   ----------------------------------------
   Sandro Sordi, Director