Form 10KSB
period 2006-12-31
AskMeNow,Inc.
filed 2007-04-17
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_______ to_______

Commission file number 000-49971

AskMeNow, Inc.
(Name of small business issuer in its charter)

Delaware	71-0876952
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

26 Executive Park, Suite 250
Irvine, CA 92614
(Address of principal executive offices)
Issuer’s telephone number: (949) 861-2590

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class		on which registered
None		None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $27,846.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the $.65 closing price of such common equity on April 9, 2007 was $20,404,076.

The number of shares of the issuer’s common stock outstanding as of April 9, 2007 was:  33,299,887.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:         Yes ☐   No ☒

ii

PART I

Item 1. Description of Business.

Organizational History

AskMeNow, Inc. (the “Company”) was originally formed in Delaware on August 15, 2000 under the name Ocean West Holding Corporation with negligible assets and liabilities. In March 2002, the Company acquired all of the issued and outstanding shares of Ocean West Enterprises, Inc. (“OWE”) in an exchange of shares. OWE was formed in California in 1988 and engaged in the business of mortgage banking/brokering, operating under the name of Ocean West Funding.

Pursuant to the terms and conditions of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005 (the “Exchange Agreement”), the Company agreed, among other things, to spin-off or otherwise dispose of OWE. As of May 23, 2005, OWE assumed and Consumer Direct of America (“CDA”), then the Company’s principal shareholder, jointly indemnified and held harmless the Company from, all liabilities of the Company pursuant to an Assignment and Assumption of Liabilities Agreement. Notwithstanding the completion of the Exchange Agreement as described below, the Company was unable to spin-off the assets of OWE. Therefore, pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc. purchased 100% of the capital stock of OWE for $1.00 and acknowledged that pursuant to the Exchange Agreement, OWE had previously assumed all liabilities and obligations of the Company.

The closing of the Exchange Agreement occurred on June 6, 2005 (the “Closing”). Effective shortly thereafter, the Company also acquired InfoByPhone, Inc. (“InfoByPhone” or “IBP”), a Delaware corporation, in a reverse merger pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. InfoByPhone was originally organized as an Ohio limited liability company in January 2004 and became a Delaware corporation via merger in June 2004 in a transaction treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, LLC.

In connection with the Reverse Merger, (i) the Company acquired all of the issued and outstanding shares of IBP in exchange for 5,586,004 shares of authorized but unissued shares of common stock, par value $.01, of the Company that, with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder’s fee, constituted approximately 56% of the then-outstanding capital stock of the Company, (ii) the then-existing directors of the Company, Marshall Stewart and Daryl Meddings, agreed to resign and the two director designees of IBP joined the Company, (iii) the existing officers of the Company resigned and were replaced by the officers of IBP, (iv) neither IBP nor the Company had any debt or liability, and IBP had no less than $750,000 cash or cash equivalents, and (v) the Company agreed to dispose of OWE. The transaction was treated for accounting purposes as a reverse merger by the accounting acquirer, InfoByPhone, Inc.

InfoByPhone is the sole operating business of the Company, and provides information services and content through its AskMeNow™ service to mobile devices that permits mobile users to ask questions and receive answers via text messaging/SMS and email. The Company also has a foreign subsidiary, AskMeNow, Inc., a Philippines corporation.

Unless the context requires otherwise or as otherwise indicated, references in this Annual Report to “we,” “us,” “our” and the “Company” refer to AskMeNow, Inc., which was formerly Ocean West Holding Corporation and, unless the context indicates otherwise, include our wholly-owned subsidiaries InfoByPhone, Inc., InfoByPhone, LLC and AskMeNow, Inc. (Philippines).

Recent Developments

Expert System S.p.A. Acquisition Letter of Intent

On April 12, 2007, the Company announced that it had entered into a non-binding letter of intent to acquire 100% of the capital stock of Expert System S.p.A., a company organized under the laws of Italy. The transaction is subject to the Company obtaining required financing for the combined entity, preparation and delivery of audited financial statements, execution of employment agreements with management, necessary due diligence, the execution of a definitive acquisition agreement, third party and governmental consents and other customary closing conditions. This acquisition is contemplated to close within the next three to four months so long as the funding is in place to meet the terms of the letter of intent.

Preferred Stock Financing

Beginning in April 2006, the Company began an offering of preferred stock, $0.01 par value, to accredited investors in exchange for cash. In connection with this preferred stock offering, the Company granted each investor the right to receive 200% warrant coverage. Between January 1, 2007 and February 26, 2007, the Company raised an aggregate $725,000 for 72,500 shares of Series B preferred stock, convertible into 1,450,000 common shares, and issued warrants to purchase 1,450,000 shares of common stock. The Company paid $99,000 in placement fees and issued 140,000 shares of common stock to the placement agent in connection with such sales of preferred stock. As of February 27, 2007 this offering was closed to any new funding.

Bridge Loan Financing

Beginning in February 2007, the Company commenced a bridge loan offering of up to $3 million principal amount of 12% Senior Promissory Notes due and payable 90 days from the date of issuance unless extended by the Company for up to an additional 90 days. The Company will issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. As of April 9, 2007, the Company had borrowed $375,000 and issued warrants to purchase 750,000 shares of common stock. The Company paid $12,250 in placement fees in connection with such issuance of bridge notes.

Issuance of Common Stock for Services

Beginning in January 2007, the Company entered into an agreement for investor relations and marketing services through March 31, 2007 and issued 165,000 shares of unregistered restricted common stock.

Series C Convertible Preferred Stock Conversions

On January 10, 2007, holders of Series C preferred stock converted 400,000 shares into 4,000,000 shares of unregistered restricted common stock.

Short-term Liquidity Problems

During the first quarter of fiscal 2007, the Company continued to experience liquidity problems and had insufficient cash on hand to effectively manage its business. During such period, the Company raised $725,000 through a preferred stock offering and $375,000 through bridge loan financing to accredited investors. The Company has continued to raise operating cash through additional bridge loan financing, and our management is in the process of negotiating additional financing.

Corporate Income Taxes

The Company is delinquent in filing certain federal and state income tax returns for 2005 and 2004 and is working to complete and file such returns. The Company does not anticipate any tax liability due to the losses incurred to date and the net operating loss carryforwards available to the Company.

Our Company and Business

AskMeNow is a communications technology company, dedicated to optimizing the use of mobile cellular devices to improve individual productivity and efficiency and providing users with easier access to information regardless of location.

The Company’s primary offering is the AskMeNow™ service, a new mobile information content service that provides the answer to virtually any question one can ask from anywhere and at any time. AskMeNow presently enables users of any mobile device with text messaging/short message service (“SMS”) or email capability to email, or text message us with questions. The answer is text messaged or e-mailed back to the consumer’s mobile device, usually within a matter of minutes. Unlike similar existing services, we believe AskMeNow provides users a nearly effortless means of obtaining a concise answer to almost any question. We are currently working to develop delivery of answers through a process known as SMS to WAP. The Wireless Application Protocol (“WAP”) is an open (non-proprietary) specification that empowers mobile users with wireless devices to easily access and interact with information and services. We expect that the use of WAP will provide users with a richer experience, as answers can be shown on one screen, as opposed to multiple SMSs, and will take advantage of advertisers’ desire to offer more compelling advertisements that can be shown not only in text but in graphics as well.

We believe the AskMeNow service has the research capability to answer virtually any information-based question, including current news and events, sports scores, historical statistics, weather, entertainment, real time stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.), provided the information is available on the Internet at no fee to access, or we are already licensed to access the data. All information is researched on the Internet or from one of our licensed content providers. Once information is accessed from third party content partners or the Internet, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and emailed or text messaged back to the user. Our content partners include leading companies such as Cinema-source.com, Flytecomm.com, W3 Data for 411information, Hotels.com, Comtex, Maps.com, Shopping.com, SportsNetwork, Astrology.com, StubHub.com, Custom Weather, Alpha Trade, Distributive Networks, Mobile Streams, and Baseball-Reference .com. In some cases, we pay a small monthly fee for access to information; in others, the access to the content is free. We also may have arrangements to share in advertising revenue generated from responses using content from one of our contract partners. Further, these contracts are generally automatically renewable annually and include termination clauses.

We currently provide two platforms for asking questions: SMS/text messaging and through a downloaded application. In the United States, we are charging $.25 per question answered or a basic monthly fee of between $1.99 and $4.99 for unlimited use. Users simply text a question to our SMS code (27563) and the service will begin providing answers to questions. Alternatively, users can go to our website or one of our partner websites to download our application. We also expect to generate revenue from our customers purchasing ring tones, wallpaper, games and other items.

We provide the same question answering service in Canada through a licensed relationship with Rogers Cellular, whereby Rogers is currently charging $.25 per question. Depending upon the country where our service is offered, charges may vary.

In the near future we intend to eliminate charges for asking questions, first with our SMS product and eventually with our downloadable applications. This will have a small impact on revenue as we will no longer be charging to answer questions; however, we anticipate a greater volume of questions due to the elimination of per query charges, enabling a greater revenue source through advertisements placed per answer. We do not expect that this change in revenue model in the short term will substantially impact our current operations, as the revenue from the current charges is not significant. Since we are eliminating the $.25 cent charge, we expect to be able to provide almost all cell phone users in the United States with access to our SMS product; the only limitations are for users that cannot SMS on their current phones because of the phones’ limitations or because they do not pay for access to text messaging. Currently, we are integrated through a carrier billing aggregator that provides automated billing for the $.25 cents for all tier one carriers (Alltel, Verizon, Sprint, T-Mobile, Cingular) and some tier two carriers. This charge is automatically reflected on an end user’s monthly statement. We share the revenue with the aggregator, generally on a split of 50/50.

We typically have over 25,000 individual users in any given month, most of whom are using our service for free. We answered over 300,000 questions for a fee during fiscal 2006, and estimate answering over 2 million questions for a fee during the 2007 fiscal year.

During 2006, we entered into an arrangement with ESPN pursuant to which the Company generated approximately $14,000 revenue answering questions asked by users of the ESPN Mobile phone.  ESPN discontinued the ESPN Mobile phone as of December 31, 2006. We are negotiating with ESPN to continue offering the AskMeNow service on a new mobile ESPN platform, as well as other possible channels of distribution of their content. Discontinuing this service in the short term will not have an adverse affect on operations as the revenue was relatively small and the costs associated with supplying the service was significant. We expect to reduce costs associated with ESPN in the coming months, offsetting the revenue loss.

The Company’s subsidiary InfoByPhone has entered into an exclusive worldwide (exclusive of Italy) license agreement with Expert System S.p.A., d/b/a Cogito Italia, a leading company in the market of semantic intelligence. The technology license is for the mobile communications industry, and will enable us to access, through a natural language query, information that comes from structured and unstructured sources. Cogito leverages advanced linguistic analysis and semantics to facilitate the understanding of text, and its technology aims to provide an effective answer to problems encountered during research, filtering, classification, mining and discovery. Expert System has developed partnerships with companies seeking to provide their services with technological added value.

The contract with Expert System requires the Company to pay an upfront license fee of $150,000 for the exclusive rights, preset integration fees for integrations into designated content, ongoing monthly maintenance fees for minimum amounts of technology integration, and license fees for server usage. The monthly minimum fees will range from $60,000 to as much as $500,000 as we generate advertising revenue and share in that revenue. We anticipate obtaining revenue from the use of Expert System’s technology in the second quarter of 2007, through licensing fees and advertising revenue. We believe there will be minimal operational costs associated with the implementation of the Expert System software into our content; most of the work will be done by Expert System.

Our current relationships with Rogers Wireless in Canada and Alltel in the United States are based upon distribution agreements with the carriers to distribute the AskMeNow products, both the SMS and downloadable applications. Both carriers charge fees for customer usage and split those fees with AskMeNow. When a customer uses the AskMeNow service, fees of either $.25 cents per question or $4.99 a month are charged to the end user, depending upon the type of service used.

We are currently working with Mobile Streams, a ringtone provider, and we anticipate integrating our service into their product delivery system sometime in the second quarter of 2007; however, we may chose to create our own ringtones through revenue share arrangements with independent artists. In this case, we would share revenue generated by a particular ringtone with the artist and have no product development costs since such costs will be the responsibility of the artist. Real time stock quotes can be provided to end users; however, they require a substantial fee of approximately $19.99 per month to offset the charges from the content provider, which generally run about $10.00 per month.

As indicated above, much of our licensed content requires minimum payments, although we anticipate that most of this content will be provided free after we generate advertising revenue once substantial volume has been reached. The text charges we pay for sending and receiving text messages varies per carrier and can be mitigated by volume; such charges may be offset by advertising revenue. Billing aggregators can be paid one monthly fee for unlimited text messaging, once volume has increased substantially.

During fiscal 2007, we anticipate releasing products designed to provide easier access to large databases, such as social networks. These products will cost substantial amounts to develop and may not be available until the Company has sufficient capital to invest in research and development.

We are beginning to drive demand for our service from the consumer side utilizing media, including a television advertising campaign and third party distributors such as cellular resellers, Internet service providers, and content partners. We are currently in discussions with cellular phone manufacturers and cellular carriers in North America and elsewhere to provide distribution of our service. Efforts are underway to expose the AskMeNow™ product via a strong public relations and marketing campaign that will launch in unison with our TV campaign. We have completed a co-marketing campaign with Avis Car Rental and anticipate additional opportunities to distribute our service through similar co-marketing and affiliate programs.

We also have announced a formalized relationship with Kyocera, a handset manufacturer, that will provide a co-marketing effort to distribute the AskMeNow product through Kyocera’s carrier relationships and to make available the AskMeNow product on Kyocera handsets. There is a revenue share provision in the contract.

Our Industry

The growth of new technologies in recent years has resulted in a shift in our rapidly changing society as the need and desire for accessibility to information expands. It is no longer acceptable to make an airline reservation from 9am-5pm by calling a travel agent; nowadays we expect to have access at all times to multiple media that will provide us with all of the necessary info for booking a flight. This is a trend that is not limited to the travel industry. Sports fans do not wait for their local news to broadcast the score of their favorite teams’ game; rather, they see it scrolling across the bottom of the television screen, or posted on their favorite websites, or have the score alerts sent to their mobile device. Investors do not wait for the morning paper to check stock quotes, but expect to see them streaming across CNBC or showing up in real time on their computer screens.

Fueled by technology’s impact on the hunger for information, the Internet is now being surfed by millions of people at any given time, with over 51% of Americans signing on daily.1  Millions of people perform searches each hour and millions more send emails each day, and these numbers continue to grow, as nearly 75% of American households now have Internet access at home, a 7% growth since October 2003.2  To be able to stay in constant contact, over 200 million Americans now own cell phones, with nearly four out of five American households now having a wireless phone. Wireless users are expected to send over 50 billion text messages in 2007, making mobile SMS an estimated $2 billion industry, with thousands more purchasing new phones daily.3

1 2005 Media Comparison Study. MediaCenter, 22 March 2005.
2 Kelsey Group - Constat Inc Research Study, 23 March 2005.
3 Local Mobile Search - Hold the Phone. C-Net, 10 March 2005.

The move from the television screen to the computer screen is taking the obvious progression to the cell phone, sometimes referred to as the “third screen”, and AskMeNow seeks to be at the forefront of this shift. The competition among cellular carriers has resulted in a near saturation and a bottom line for offerings and pricing of mobile phone calling, which is highly evident in the heightened carrier concentration experiencedrecently. The newest trend for mobile device makers and distributors is data and content. Ring tones, wallpaper, email, and mobile web browsers have all seen great rises in users and monetary value in recent times as the market sees a shift from simple cell phones to fully portable multi-media mobile devices. Over 58% of mobile subscribers use their device for something other than making phone calls, with users utilizing their device to play games, take and share pictures, download ring-tones, and enter web browsers. Of those who used their device to go online, 57% sought weather info, 41% accessed maps and directions, 44% looked up news and sports scores, and 40% checked movie and entertainment listings. A large percentage of users are communicating through text messages - 52% subscribers age 25-34, 37% of subscribers age 35-44 and 68% of subscribers age 18-24 sent or received text messages regularly.4

As a cutting edge technology that has become common place, mobile phones reach an audience that crosses all demographics and age groups, although research shows that early adoption of new mobile applications and devices is heaviest amongst younger age groups that are highly sought after by marketers. Nearly half of 12-14 year olds own a cell phone, up almost 300% since February 2002, and almost 75% of 15-18 year olds carry a mobile device. A majority of these younger users are interested in multifunction cell phones that offer greater access to different types of media, including cameras and MP3 players.5  Americans in general are searching for more ways to access more information at all times, as consumers’ spending for online content grew by 14% to $1.8 billion in FY2004.6

Marketers are already starting to see the potential for getting their message out in highly targeted ways through new emerging media. As total U.S. advertising spending rose 9.8% in 2004 to $141.1 billion,7  online advertising saw its highest ever yearly spend of $9.6 billion, and an unparalleled 32% increase year-to-year.8  The strongest growth amongst the online advertising sector has been in advertiser paid-search, which now makes up 36% of all U.S. online advertising, and is expected to grow by 24% per year over the next five years.9  Prices for a paid search10  have also seen a significant rise, up approximately 20%. Where only a few years ago advertisers would have paid an average of $.50 to $2.00 for top of the page listings for key search terms, prices have escalated to approximately $25.00 per click.11  Marketers are beginning to realize the value of contextually supplying messages and furthering it with the ability to reach their highly targeted users anywhere and anytime via their mobile devices. One out of four college students has reported receiving an advertisement on their mobile device,12  which is a number that is expected to grow exponentially in the coming months and years.

4 ‘Mobile phones are for more than phoning’ (M:Metrics Benchmark Report) - Center For Media Research, 23 March 2005.
5 NOP MKids Study. NOP World Technology, 10 March 2005.
6 Online Publishers Association / ComScore Media Metrix, 10 March 2005.
7 TNS Media Intelligence Report, 8 March 2005.
8 Interactive Advertising Bureau Report, 22 February 2005.
9 Merrill Lynch Equity Research, 21 March 2005
10 A “paid search” refers to the method of buying and selling advertising space that is sold as an attachment to Internet searching.
11 Search Advertising’s Success Finds Rates Rising Rapidly. Yahoo! News, 24 March 2005.

We believe that the industry of technology and information is on the rise and at a point where media convergence and shifts in thought paradigm necessitate individuals’ ability to access vast arrays of information with the simple push of a button while on the move in a matter of moments. We believe that the convergence of increasingly sophisticated, data-enabled cellular phones and the demand for useful content will be a unique opportunity to create our niche within the market and establish our company as the industry standard.

Our Products & Services

We believe that this societal paradigm shift and reliance on technology to make greater amounts of information more readily accessible opens the door for a mobile application like the AskMeNow service. We are a services based company, focused on increasing the productivity of individuals by enhancing the functionality of mobile devices. Our AskMeNow service allows consumers to easily use their mobile device to access a world of information by email or text message. In today's world, there is a direct correlation between access to information and productivity, and AskMeNow seeks to provide more information to the mobile user, with the goal of making them more productive than ever before.

In our opinion, AskMeNow is the only service that combines the basic products and services already offered by online search engines, mobile carriers, and wireless applications into one concise product. We believe AskMeNow surpasses each of the other offerings by creating a synergy that empowers the consumer with the ability to access a world of information through a text message or email, thus providing an effective and comprehensive resource for the busy mobile individual.

We believe the AskMeNow servicecan be offered currently to any country where English is the spoken language and, when available in other languages, to users in other countries in which we have developed the service. Further, we believe our service will be suited to countries that have significant cellular penetration in the population, and substantial enterprise usage.

AskMeNow™ Basic

AskMeNow provides two ways to access our service, text message or through a downloaded application. We currently offer applications for most Blackberry devices and many other popular handsets, including models by Motorola, Kyocera, Palm, Nokia, and others. The applications provide templates to ask basic questions and offer an opportunity for the user to pose an AskMeAnything question in natural language. The template creates a framework for questions in the most commonly asked information verticals. Verticals are companies who are partners because they offer extensions of similar products. A vertical partner would be someone that distributed a similar product into a particular market segment. Verticals include directory assistance, weather, stock quotes, directions, sports scores, movie times, dictionary, flight information, shopping, restaurants, horoscopes and news. Under each category the user is prompted to enter the exact information needed to give them an accurate response. For example, weather requires a zip code or city & state, stock quotes requires a ticker symbol and the traded market, and sports scores require the league and the team name. Once the correct information is entered into the template, the user simply pushes send and an email or text message (depending on the user’s device) is sent to our research queue The answers to these AskMeNow™ Basic questions will be automatically culled from our content partner’s databases through the unique Extensible Markup Language (or “XML”) feeds we have established. The answers are correctly formatted, then paired with an appropriate contextually based paid advertisement or marketing message and sent directly back to the end user’s device. We are currently expanding our template to offer additional categories.

12 Ball State University Study on Wireless Messaging. Michael Hanley, February 2005.

AskMeNow™ Alerts

We have also developed an information alert service that will enable users to customize content that they would like to receive without having to submit a question to AskMeNow. Users could select from a range of information based on their personal interests, preferences, and availability from our content partners, and have content sent directly to their device at pre-arranged times. The content possibilities are wide-ranging and will offer information for all types of people and interests.

AskMeNow™ Premium Services

AskMeNow™ Premium will offer users the following:

•	Real-time stock quotes sent directly to their mobile devices (stock quotes from AskMeNow™ Basic carry a 20 minute delay) for a flat monthly rate. Anticipated release will be in late 2007.

•
Access to a full suite of concierge services, ranging from booking travel plans, making restaurant reservations, purchasing gifts, and more. Users will simply text message, email, or phone in their requests and a live operator will fulfill their desires and let them know once it has been completed. Anticipated release will be year end of 2007.

•	Ringtones, games, and wallpaper.

AskMeNow™ Enterprise

Utilizing the licensed software from Expert System/Cogito, we anticipate offering an AskMeNow™ enterprise solution that will enable any business with a database of information to incorporate their information into our servers without an advanced technologist and at limited cost. We will provide a secure environment, from original database to end user, to permit controlled access to information. We envision that enterprises will be able to create their own icon in the AskMeNow service that is accessible by either their own employees or customers at large. For a monthly fee, companies will be able to provide their own database to employees in the field for real time access to vital information. Further, we anticipate being able to provide an enterprise with an ability to share its database of information with the AskMeNow customer base through a simple text message request or application. We are currently in a beta test with a handset manufacturer to utilize our technology to deliver customer service and product help information to end users.

AskMeNow™ Content Portal

Our ability to create repetitive usage with our customers will depend in great part on the selection of content we provide. We are attempting to create a technology that will enable “easy to integrate” tools for any content. Our goal is to offer any preexisting content provider on the Internet the ability to share its realm of information to our end users at a minimal charge. By satisfying the end user’s demand for information, we will generate far more queries into the AskMeNow system, helping to generate more and better advertising placements.

ConTEXTual™ Marketing / Ad Services

AskMeNow™ Ad Services offers marketers and advertisers a platform for messaging potential customers. Taking advantage of our relationship with our customers, we are able to extend the reach of an advertiser directly to the end consumer. Our customers are mobile; our messages are targeted and reach our users while on the go.

One goal of advertisers is to provide their specific offering at the moment a potential user is ready to use a product or service. AskMeNow supports this goal by connecting advertisers with potential customers when those customers inquire about relevant products. Our customer base is developed with personal demographic information, interests and location depending upon the phone. All questions are categorized, enabling a targeted end consumer that has been decoded for subject matter, past inquiries, personal interests, and location. This means an advertiser or marketer who places a ConTEXTual Marketing Message through our service is reaching a large audience of targeted potential customers when their message means the most. Advertisers therefore can limit or eliminate the need to pay for unnecessary impressions at inopportune times amongst individuals with a low chance of ever using their product or service.

Since every company and product/service is different, we offer currently offer advertisers and marketers a variety of ways to ConTEXTually Market through the AskMeNow™ Ad Services:

•	Brand Texting - Corporate or product brand names can be positioned for awareness on a cost per message basis and sent to targeted users.

•
Vertical Texting - Advertisers can bid on keywords and information categories (verticals) so that their product or service can be marketed exclusively to users who ask questions that concern their desired vertical, use particular keywords, etc. Vertical texting is the third screen equivalent of paid search and allows marketers to relay their brand’s message directly to those interested in their vertical.

•
Performance Texting - Pay per performance (inquiry) based program - text messaging targeted users with message to contact advertiser. Based on cost per call to unique 800 number, cost per click (not available on all consumer devices), cost per request for additional info, cost per use of coupon code at website, etc.

•	Coupon Texting - Electronic coupons text messaged back to users and redeemable at a given location. Sent to highly individualized users at time of decision and point of purchase.

The richness of the media impression delivery differs depending upon the end user’s device. With a BlackBerry™ and other smart-phones that receive email, we have the ability to make marketers’ messages theoretically infinite in size, and to include graphics, text, pictures, click-through links, etc. On newer cell phones we also have the ability to send media impressions via MMS (meta-messages) or a WAP gateway (a mini website link). On older cell phones we have the ability to stay within the 160 text only character limit of the SMS format. As current and new mobile users adopt more modern, improved devices, we expect that AskMeNow’s ability to deliver marketer’s media impressions in increasingly rich format will continue to grow.

As technology progresses and greater numbers of new, more sophisticated devices are adopted by the cell phone using public, we will be able to take advantage of our content partners existing relationships to allow for much greater targeting and local advertising. We anticipate that new avenues of potential advertisers and marketers will help allow us to evolve our advertising services offerings and garner depth amongst users, making our service more valuable to marketers.

Premium Services; Enterprise Fees

We anticipate recurring revenue to be generated from enterprise fees as we establish relationships with companies positioned to share access to their databases with either employees or the general public. Cellular carriers have shown enormous interest in sampling this product for their own internal needs, in the United States and abroad. We believe that it is of vital interest to carriers to provide easy data integration for businesses of all sizes, potentially creating a strategy for reducing churn.

Local Yellow Pages: Smart Ads

As part of our ability to provide users simple access to information without having to search the web on their phone, we plan to introduce an innovative process for businesses to provide basic information, as well as advertisements, directly to our end users. For the millions of businesses in the United States that have no means to advertise on the Internet, we will be offering a free listing in the AskMeNow™ Smart Ads directory. Businesses can create their own messages that can be changed at any time. The fees for messages created beyond the free listing will range from $3.00 per month to $25.00 per month. Customers will have easy access to a listing of all businesses in their area by category.

Billing

While we believe that our pricing structure is attractive, to maximize our revenues the use of our services must be seamless, including the payment methods. We are currently integrated with Simple Wire, an SMS code integrator, which provides us the ability to seamlessly bill customers of the major carriers in the United States. In Canada, we are integrated with Rogers Wireless and can bill directly through Rogers for all of their customers. Over time, we hope to establish relationships direct with cellular carriers that will provide retention of a greater percentage of our revenue.

Sales & Marketing

Like the introduction of any new product or service, the success of our marketing is preeminent to our success as a company. Our business model provides for the marketing of our AskMeNow service through two overlapping but distinct channels, retail and wholesale. Retail channels involve using our own resources to directly target end-users and create avenues for them to become AskMeNow customers. Wholesale channels include leveraging our relationships and co-marketing efforts directed at handset makers, third party distributors, wireless carriers, content providers and advertisers.

Retail Marketing - Direct to the End User

For AskMeNow to become a viable business and competitor in the mobile content and information world, we believe its initial service launch to the general public of over 200 million mobile device users nationwide will have to be supported by a substantial direct-to-consumer marketing push. To coincide with the launch and to garner a sizeable user base in America and Canada, the Company plans a large national television advertising campaign. In support of this goal, in the fourth quarter of 2006 we test marketed the advertisements nationally and received positive results. These advertisements will be supplemented by strategic media placements and publicity/promotional support. All retail marketing, directed at the end user, will be intended to increase sign up at www.askmenow.com or through our one of our partner relationships and to strengthen brand awareness.

The television campaign will include 30 second spots designed to display the product and brand as easy to use, informative, and available for free to all mobile device users. The ads will be positioned towards our heaviest users - young adults, business professionals, and technology early adopters. We expect that the campaign will run in heavy rotation on the leading cable television networks in the top 100 markets nationwide. Our current television spot is available for viewing on our website in our Press Room and appeared in the top 100 markets in the United States on local cable channels for the months of October and November, 2006.

Wholesale Channels

The growth of AskMeNow is dependent upon distribution of our products and services, henceforth we have a concentrated effort to partner with as many companies that are interested in sharing revenue from distribution of our products and services.

Manufacturers

•
Research in Motion - Research In Motion Ltd. is a leading designer, manufacturer and marketer of innovative wireless solutions for the worldwide mobile communications market. RIM has agreed to promote the AskMeNow service with us, and in 2004  we were accepted as a BlackBerry ISV Alliance Program Member. The initial term of this agreement was one year, with automatic one-year renewals unless earlier terminated. Being a BlackBerry Alliance Program Member means that AskMeNow will be featured within the BlackBerry™ Partner Newsletter that is accessed by RIM’s reseller community and the BlackBerry Connection™ email newsletter that is distributed to BlackBerry customers.

•
Kyocera - In 2006, we signed a distributor agreement with Kyocera, which we believe will provide the potential to have Kyocera promote the AskMeNow service to its customer base, which is made up of cellular carriers and Mobile Virtual Network Operators (“MVNOs”).

Mobile Carriers

•
Canadian Carriers - We are currently under contract with the largest Canadian carrier, Rogers Wireless, and in the proposal stage with two of the next largest carriers in Canada. Rogers Wireless has launched our product as an application for Blackberry devices and we will soon be releasing new applications for more of their handsets. We anticipate co-marketing our service with Rogers in the coming months as more applications become available. Rogers has recently lowered the price for using our service to $.25 Canadian per inquiry.

•
U.S. Carriers - Currently, we have a distribution agreement with Alltel Wireless, a leading cellular carrier with over 10 million users. Alltel is promoting our downloadable applications for a variety of phones and our text messaging product. Alltel charges $3.99 a month for unlimited use for the downloadable applications and $1.99 for unlimited use of our text messaging product. It also is promoting these products through a marketing campaign that directs users to a specific site that provides a signup offering.

Resellers

•
Handango - We have a distributor relationship with Handango, a large online reseller of applications for mobile devices. Handango began selling our application in the fourth quarter of 2004, and has sold over 2,000 customers the AskMeNow downloadable application for variety of phones for a price of $4.99 a month. We continue to utilize Handango and intend to increase the applications to be sold to include many popular brands of phones.

Content Providers

We have developed a number of content and distribution relationships with a variety of online portals that utilize the AskMeNow service to distribute their content, via a mobile platform, while at the same time using their resources to promote the shared service and acquire new AskMeNow customers.

Development & Production

During 2005, we created AskMeNow, Inc. (Philippines), our wholly-owned foreign subsidiary with over 100 employees that provides our back-end research for queries, engineering to help develop and manage our software and hardware, and an accounting department to manage both our American and offshore operations.

Technology

We have filed for provisional patents for our proprietary systems and software and have currently developed/implemented the following technology:

•	The current hardware configuration is comprised of seven servers that house the Microsoft 2000 Web Service. We operate on two Linux Servers that house our Java applications.

•
The AskMeNow™ Call Center Application has been developed in .Net framework. The backend or relational database management system that is currently being utilized is Microsoft’s SQL Server. We believe that the combination of .Net and SQL Server permits us to extend the functionality of the application efficiently and rapidly.

•	The AskMeNow™ Call Center Application is used by our web-researchers, and the graphical user-friendly interface allows for all researchers to answer questions accurately as well as efficiently.

•
We have developed a website, http://www.askmenow.com, that offers users insight into the AskMeNow service and provides valuable information about the products we offer, how to use them, product benefits and features, answers to FAQ’s, contact information, and the ability to sign up for the service.

We have developed the software codes that are used in the AskMeNow service. To protect our proprietary rights, we currently rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. We have filed for a provisional process patent for our software that covers our methodology for processing questions and answers through our Manila facility and a provisional patent for the delivery of advertisements on a mobile device, both of which are based upon using natural language. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

Content

We have established relationships with leading content providers in a variety of information verticals that our integral to AskMeNow’s success.

Currently we have the following strategic relationships:

•	Custom Weather
•	Sports Reference
•	Maptuit
•	W3Data for 411 information
•	Hotels.com
•	Alpha Trade
•	StubHub.com
•	FlyteComm.com
•	Cinema Source
•	Shopping.com
•	Astrology.com
•	Distributive Networks
•	Comtex

AskMeNow’s ability to access already existing, quality content in major information verticals is critical to our success as it greatly reduces the time and costs associated with researching and answering users’ questions. The content strategy is to acquire the most widespread amount of data and information feeds from industry leaders, beginning in the verticals that are most frequently the subject of questions. The more content in different areas that we have to offer, we believe the more attractive we become as a service. Eventually we aim to have content on direct feeds that covers anyone who carries a mobile device, providing content specific to their interests, gender, age, location, and more. While content deals are not a necessity for answering all of our user’s questions, we feel that as we move forward and garner a larger customer base, our ability to quickly and effectively access a vast array of information will greatly enhance the service and make it far more desirable to the end user.

Competition

To our knowledge, AskMeNow is the first product of its kind to be offered and downloaded to cell phone users. The only companies that could be considered in ‘like’ businesses are OnStar, telephone-carrier supported 411, and Google SMS™. There are also a number of start-up companies offering automated content, some for a fee and some for free, such as 4Info and Jump Tap. Based on our research, none of these services offer the ability to answer any question and therefore we believe that the AskMeNow service stands out as the only source for answers to any question on a cell phone without getting links.

OnStar

•	2.5 million subscriptions with the target audience in-vehicle systems

•	Majority owned by General Motors

•	Single Button press on vehicle console connects driver to OnStar operator

•	Monthly fees range from $16.95 for minimum service to $69.95 for full service, including concierge service that provides driving directions, restaurant reservations and movie times lookup

•	Of the top seven categories of inquiries, all are related to the automobile and driving directions.

Carrier Supported 411

•	Limited to simple directory assistance for phone number and address look-up, and simple directions.

•	Some of the services are beginning to offer answers to wider content subjects, such as driving directions and closest business to a specified location.

Google and Others

•
Google also has just released its new SMS service that receives questions via text messaging and responds via text messaging. Based on our research, the service is limited in its range of categories answered, does not provide live operators, and appears to be somewhat inaccurate and slow.

•
In 2002, former executives of Symbian and Psion PLC, two U.K. telecommunications companies, formed Issue Bits, an Internet-based question-answer service that operates only in a text messaging format and is currently available only to selected U.K. mobile phone users.

•
4Info is a venture-funded startup company that offers an SMS messaging service with much of the same content as AskMeNow or Google SMS. Our research shows, however, that the company is only able to offer shallow amounts of information and does not have the capability to answer natural language questions that require accessing unstructured data.

•
Jump Tap is a search engine dedicated to mobile phones which tries to provide relevant answers with popular key word requests. Our research shows, that their service is similar to Google and Yahoo mobile search and is being offered to carriers and MVNO’s as a white label mobile search platform.

Research and Development

Research and development activities are undertaken by the Company on its own initiative to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. During the years ended December 31, 2006 and December 31, 2005, the Company spent $222,005 and $338,998, respectively, on research and development activities.

Employees

As of April 9, 2007, we employed 12 full-time employees in the United States, including 9 members of management. Our Philippines subsidiary employs approximately 100 persons.

Item 2.  Description of Property.

The Company’s principal operating offices are located at 26 Executive Park, Suite 250, Irvine, California 92614. The lease is for approximately 2,641 square feet under a 3-year lease ending in 2008, at a current monthly rental rate of $5,779. We lease approximately 1,100 square feet of office space under a month-to-month lease in Deerfield Township, Ohio at a monthly rent of $2,523. We lease approximately 300 square feet on Long Island, New York at a monthly rent of $1,455.

We also lease approximately 1,100 square meters of office space under a one-year lease in Makati City, Manila, Philippines at a monthly rent of $6,130, which lease expires September, 2007. There is an option for a second year on this lease at a rent that may be increased by a maximum ten percent for the renewal term.

The Company evaluates on a continuing basis the suitability and adequacy of all of its branch office locations. The Company believes its present facilities are adequate for its operating purposes, in good operating condition and well maintained.

Item 3.  Legal Proceedings.

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, a former consultant of the Company, has filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) seeking specific performance of an agreement which provided for "piggyback" registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company has agreed to register the shares. The Company has answered the complaint, denied the claims and the court has given the plaintiff until April 13, 2007 to amend its complaint or the Company will be given the opportunity to have the complaint dismissed.

In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart's claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s principal shareholder (“CDA”), and for CDA's failure to advise the Company's stockholders of the sale of the Company until after the Reverse Merger. As of December 31, 2006, the Company has not accrued any expense related to the claim and no further developments have occurred regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of IndyMacBank, F.S.B., in the Los Angeles Superior Court against Ocean West Holding Corporation, OWE and CDA and Does 1 through 100, inclusive. The underlying complaint brought by a federal bank alleged a default by OWE under settlement agreements with the plaintiff bank, which had purchased certain loans from OWE, however the complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date. Personal service upon the Company’s registered agent was claimed; however, the Company was never served and will seek to remove the judgment.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by Ocean West Enterprises, Inc., a former OWE subsidiary of the Company. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA and their respective affiliates under both the Exchange Agreement and an Assignment and Assumption of Liabilities Agreement dated May 23, 2005 that the Company entered into with the former principals in connection with the Reverse Merger. As of December 31, 2006, the Company had not accrued any amount for this guarantee.

The Company will pursue all avenues to make sure it is made whole for the above misrepresentations and omissions; however, there can be no assurance the Company will not be adversely affected by such breaches. In the event a claim is made against the Company by any of the above-mentioned parties, or by any others, the Company will seek indemnification from the former principals of OWE, CDA, and their affiliates under both the Exchange Agreement and the Assignment and Assumption of Liabilities Agreement.

The Company may also be subject to routine litigation in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 27, 2006, we filed a Definitive Information Statement with the Securities and Exchange Commission, notifying our stockholders of: (i) the amendment to our Certificate of Incorporation to change our name from Ocean West Holding Corporation to AskMeNow, Inc., (ii) the amendment to our Certificate of Incorporation to increase the number of shares of authorized common stock from 30,000,000 to 100,000,000 shares and (iii) the amendment to our Certificate of Incorporation to eliminate the provisions allowing for cumulative voting, all of which are contained in the Company’s Amended and Restated Certificate of Incorporation. We obtained the written consent to effectuate each of the foregoing items without a meeting from the holders of more than a majority of our issued and outstanding shares of common stock on March 4, 2005, and filed the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on December 18, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-The-Counter Bulletin Board under the symbol “AKMN.OB” The following table sets forth the high and low bid information for the Company’s common stock for each quarter during the last two fiscal years, as reported by OTCBB. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Year Ended December 31, 2006:	High	Low

Quarter Ended March 31, 2006	$2.28	$0.96
Quarter Ended June 30, 2006	$1.39	$0.77
Quarter Ended September 30, 2006	$0.97	$0.23
Quarter Ended December 31, 2006	$0.87	$0.25

Year Ended December 31, 2005:

Quarter Ended March 31, 2005	$0.15	$0.07
Quarter Ended June 30, 2005	$1.30	$0.18
Quarter Ended September 30, 2005	$3.62	$0.65
Quarter Ended December 31, 2005	$5.00	$1.91

On April 9, 2007, the closing price of our common stock as reported on the OTCBB was $0.65 per share.

Stockholders

As of April 9, 2007, there were approximately 1,180 holders of record of our common stock.

Dividends

In the fiscal year ended December 31, 2006, we did not pay any cash dividends on any shares of our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. The decision to pay dividends on our common stock will depend on our situation with regard to profitability and cash availability.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, certain information regarding the securities authorized for issuance under the Company’s equity compensation plans and programs. For more information on these plans, please see Note 10 to the Consolidated Financial Statements included herewith.

Equity Compensation Plan Information Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders 2005 Management and Director Equity Incentive Stock Option Plan	1,920,000	$0.82	80,000
Equity compensation plans not approved by security holders
Options issued under 2006 Employee Stock Incentive Plan (1)
Options issued to Officer/Directors (2)
Warrants issued with Preferred Stock (3)
Warrants issued with Common Stock (4)
Warrants issued for services (5)
Warrants issued for financial services (6)
Warrants issued for IR services (7)
Warrants issued in settlement of debt (8)
	1,702,000 4,100,000 8,335,000 483,123 848,420 1,000,000 200,000 52,500	$0.50 $0.50 $0.50 $2.00 $0.46 $0.50 $0.50 $2.00	1,298,000 -0- -0- -0- -0- -0- -0- -0-
Total	18,641,043		1,378,000

(1)
The 2006 Employee Stock Incentive Plan was approved and adopted by the Board of Directors on August 4, 2006, and is scheduled to become effective upon the approval of the Company’s stockholders either at an annual or special meeting held within on year from the date of adoption by the Board of Directors.

(2)	The Company has and will likely continue to provide non-qualified stock options to officers and directors as part of their annual compensation. (See Item 10. Executive Compensation)
(3)
The Company has and will most likely continue to attach warrants to issuances of preferred stock as additional consideration to preferred holders in order to attract equity investment. These warrants are necessary based on the significant level of risk involved in such an investment and the financial condition of the Company.

(4)
The Company has and will most likely continue to attach warrants to issuances of common stock as additional consideration to common holders in order to attract equity investment. These warrants are necessary based on the significant level of risk involved in such an investment and the financial condition of the Company.

(5)	From time to time, the Company has issued warrants to providers of legal and consulting services in lieu of cash payments for those services.
(6)
The Company has and will most likely continue to issue warrants to financial advisors who assist with the placement of the Company’s debt or equity instruments. The issuance of warrants to these advisors reduces the cash costs that would otherwise be associated with raising capital.

(7)
The Company has generally included warrants in compensation agreements for providers of investor relations and/or public relations services. This practice significantly reduces the cash costs to the Company in order to obtain these services.

(8)	During 2006, the Company issued warrants as part of the final payment of an outstanding note payable.

Recent Sales of Unregistered Securities

Preferred Stock

On April 25, 2006, the Company designated 1,500,000 shares of 10% (PIK) Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share has a $10 per share liquidation preference. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law.

The Series A preferred stock was originally offered in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $1.00 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock into shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 warrants while the exercise price remained at $0.50 per share. The number of warrants issued to the placement agent also increased from 1,000,000 to 2,000,000, exercisable at $.50 per share of common stock rather than $1.00 per share (or such proportionately smaller number if less than the maximum offering amount was raised). As of December 31, 2006, there were 362,500 shares of Series A preferred stock issued and outstanding, with accrued dividends of $224,027 due on such shares.

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $.50 per share payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of December 31, 2006, there were 235,500 shares of Series B preferred stock issued and outstanding, with accrued dividends of $98,287 due on such shares.

As of December 31, 2006, the Company had completed the sale of a total of 120 Units of the Series A and B preferred stock offering for gross proceeds of $5,980,000 ($3,625,000 from the sale of 362,500 shares of Series A preferred stock, and $2,355,000 from the sale of 235,500 shares of Series B preferred stock). The placement agent in connection with such offering received at the initial closing warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share, as well as (1) an aggregate of $608,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,060,000 shares of common stock.

On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock. The Company’s Amended and Restated Certificate of Incorporation became effective on December 18, 2006, which provided for an increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 unregistered restricted common shares. The Series C preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of December 31, 2006, there were 400,000 shares of Series C preferred stock authorized, all of which were issued and outstanding. Such shares were issued to financial advisors of the Company in connection with negotiations with Expert System for an exclusive software license agreement.

Common Stock

Between January and July 2006, the Company issued 87,900 shares of unregistered restricted common stock to a non-employee professional services firm for past investor relations services. The Company calculated a fair value of $71,875 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2006.

Between April and December 2006, the Company sold the placement agent 537,500 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of the Company’s Series A preferred stock. The shares issued to the placement agent were in accordance with the offering agreement. The Company recorded the amount as a direct offering cost.

In April, 2006, the Company issued 60,000 shares of unregistered restricted common stock as additional interest to a note holder, with a fair market value of $68,400 on the date of issuance. The value was recorded as debt discount and amortized over the life of the debt. As of December 31, 2006 the discount was fully amortized.

In April, 2006, the Company issued 200,000 shares of unregistered restricted common stock to the Company’s Chief Executive Officer as a bonus valued at $208,000, the fair market value on the date of issuance. The Company recorded the entire amount as employee compensation in the second quarter of fiscal 2006.

In August, 2006, the Company sold the placement agent 522,500 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of Series A preferred stock. On July 20, 2006, a supplement to the private placement memorandum provided for, among other things, a re-pricing of the offering and the compensation to be paid in shares to the placement agent. The additional shares issued to the placement agent were in accordance with the restructured offering. The Company recorded the amount as a direct offering cost.

In August, 2006, the Company issued 150,000 shares of unregistered restricted common stock to a vendor in lieu of payment for services provided. The Company determined a value for the shares of $48,000 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as general and administrative expense in the third quarter of fiscal 2006.

In August, 2006, the Company sold to various financial advisors an aggregate 1,000,000 shares of unregistered restricted common stock at a price of $.001 per share as compensation for services rendered in connection with negotiations with Expert System S.p.A. The Company determined a value for the shares of $300,000, with $299,000 recorded as professional fees and $1,000 recorded as a subscription receivable in the third quarter of fiscal 2006. The subscription receivable was offset as an administrative expense due to reimbursable costs incurred by the financial advisors as of December 31, 2006.

In September, 2006, the Company issued an aggregate 470,375 shares of unregistered restricted common stock to certain stockholders in accordance with a lock-up agreement entered into by such stockholders with the Company. Holders of shares of common stock of the Company who agreed not to sell their common shares until three months after the effective date of the registration statement covering the underlying shares of the July 20, 2006 amended preferred stock offering were given a 5% stock fee as compensation. The Company determined a value for the shares of $371,596 based on the fair market value of the stock upon issuance of the stock fee. The Company recorded the entire amount as general and administrative expense in the third quarter of fiscal 2006.

Options and Warrants

Between April and December 2006, the Company issued warrants in accordance with the Series A and Series B preferred stock offering. The Series A holders received 3,625,000 warrants to purchase the Company’s common stock, exercisable for a period of three years at a price of $1.00 per share. The Series B holders received 4,710,000 warrants to purchase the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share.

In March, 2006, the Company issued 52,500 common stock warrants to a note holder with an exercise price of $2.00 per share for financing fees on $350,000 of notes expiring in five years. The Company recorded the fair market value of the warrants based on the fair value of the warrants estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.50%, and expected lives of five years. The Company recorded $108,622 in financing fees in the first quarter of fiscal 2006.

In July, 2006, the Company issued 200,000 common stock warrants to a vendor with an exercise price of $0.50 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded a $69,000 professional fee expense in the third quarter of fiscal 2006.

In August, 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share for past services rendered. The warrants vest with respect to 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. The Company recorded the fair market value of the 183,333 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $21,000 and $37,000 in general and administrative expense for the fiscal 2006 third and fourth quarters, respectively.

The securities described above were offered without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Sections 4(2) and 4(6) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws. The facts relied upon to make the exemption available in certain cases were those provided to the Company by the accredited investors in their subscription agreements. Except as otherwise indicated, there was no underwriter or placement agent compensation in these transactions.

Repurchases by Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of the Company or any affiliated purchaser of any shares of common stock of the Company during the fourth quarter of fiscal year 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited ocnsolidated financial statements and notes thereto contained in this Annual Report on Form 10-KSB.

Forward-Looking Statements

Certain statements contained in this discussion and analysis that are not related to historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive or that depend upon or refer to future events or conditions, or that include words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans, ” “hopes,” or similar expressions consitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, or possible future actions by us are also forward-looking statements.

These forward-looking statements are based on beliefs of our management as well as information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully under the caption “Risk Factors” herein and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technology advances in the moble search field; demand and market acceptance risks for new and existing technologies, and mobile information content services; the impact of competitive services and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; and foresseable and unforseeable foreign regulatory and commercialization factors.

Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operational knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by an forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically requried by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

General

AskMeNow, Inc., formerly Ocean West Holding Corporation, is a holding company and parent of InfoByPhone, Inc., a Delaware corporation. InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow™ Service. The service is a new mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to email, or text message questions. An answer is then text messaged or emailed back to the consumer’s mobile device, usually within a matter of minutes.

The Service is accessible virtually anytime and anywhere, through virtually every current way that wireless technology allows people to communicate via a mobile device. Using proprietary software and proprietary methods, the service has the research capability to answer information-based questions, including questions regarding current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, director assistance, and random trivia (literature, history, science, etc.). Once information is accessed from third party strategic partners, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and emailed or text messaged back to the user.

The service was launched from beta in November of 2005. The release has been directed primarily to cell phone users in the United States and Canada. We currently generate fees from user inquiries. In the future, we expect to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our templated formats. We also expect to generate revenue from affiliate partnerships that provide our customers with the opportunity to purchase ring tones, wallpaper, games and other items.

Reverse Merger

Effective June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”). In connection with the transaction, InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued for an aggregate of 5,586,004 shares of authorized but unissued shares of common stock, par value $0.01, of the Company, that with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder's fee, constituted approximately 56% of the capital stock of the Company.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies, many of which are described in greater detail in the notes to the consolidated financial statements included herewith. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition. The Company recognizes revenue for all submitted questions at the time of the inquiry. For advertising space sold, the company recognizes revenue over the period the advertisement is displayed.

Research and Development. Research and development expenses include payroll, employee benefits, and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, all research and development costs are expensed when incurred.

Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

For a more detailed discussion, see Note 2 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included herewith.

Results of Operations

Fiscal Year Ended December 31, 2006 as compared to Fiscal Year Ended December 31, 2005

Revenue

Revenues for the fiscal year ended December 31, 2006 were $27,846, an increase of $17,003, or 157%, over revenues of $10,838 for the year ended December 31, 2005.

The increase in our sales was due to the Company rolling out its AskMeNow service on a per use basis to new subscribers of SMS service during the fiscal year ended 2006. During the year ended December 31, 2006, the Company also generated revenue from ESPN cellular and other customers on a per use basis, although the Company has been notified that ESPN terminated their mobile service as of December 31, 2006. The potential impact from the loss of the ESPN revenue approximates $13,600 based on the revenue received in fiscal 2006. Despite this development the Company expects sales to increase as the service is deployed with Rogers Wireless and a rollout of our SMS product occurs on a national scale. In addition, the Company anticipates an increase in sales in the United States as it expands its current marketing program during 2007.

Revenues for the year 2005 were $10,838, an increase of $7,990, or 281%, over revenues of $2,848 for the period January 7, 2004 (Inception) to December 31, 2004. The increase in our sales was due to the Company rolling out its AskMeNow service on a subscription basis in its mobile services division.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2006 amounted to $1,679,307, an increase of $726,942 or 76%, over cost of revenue of $952,365 for the same period ended December 31, 2005. The increase relates primarily to an increase in payroll costs incurred by the Company as it implemented its mobile services. The Company expects to continue to incur significant costs in its mobile services division as it continues to expand its services offering. Most of the costs are derived from its call center in the Philippines and fixed amounts paid to third-party content providers.

Cost of revenue for 2005 amounted to $952,365, an increase of $877,431, or 1,171% over the period January 7, 2004 (Inception) to December 31, 2004. The Company has incurred significant costs in its mobile services division as it implements its services. Most of the costs are derived from its call center in the Philippines and amounts paid to third party content providers.

Research and Development

For the year ended December 31, 2006, our research and development expenditures were $222,008, a decrease of $116,993, or 35%, over research and development expenses of $338,998 for the same period ended December 31, 2005. This decrease was primarily the result of a reduction in payroll expenses for product development activities as the Company worked to deploy its SMS product on a national scale. The Company expects to incur additional research and development expenses as it enhances its services and features.

In 2005, our research and development expenses were $338,998, an increase of $305,966, or 926%, over expenses of $33,032 for the period January 7, 2004 (Inception) to December 31, 2004. This increase was a result of the Company's continued development of its services and products in its mobile services division.

General and Administrative

General and administrative expenses for the ended December 31, 2006 amounted to $2,906,843, an increase of $370,863, or 15%, over general and administrative expenses of $2,535,980 for the year ended December 31, 2005. The increase primarily resulted from $371,596 of shareholder lockup fees paid in the form of shares of common stock. In addition, for the year ended 2005, the Company reclassified $1,582,275 in stock compensation expenses paid to various financial and investor relations consultants as general and administrative expense. Without the effect of this change, the 2006 amount would have resulted in an increase of $1,953,138, or 205%, over the originally recorded amount of $953,705 for fiscal year 2005. During 2006, the Company added additional employees and incurred increased rent, travel, and office expenses as it implemented its business plan. The Company’s significant general and administrative costs are for travel costs, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

General and administrative costs, before an adjustment for the above reclassification, increased to $953,705 for the year ended December 31, 2005, an increase of $673,778, or 241% compared to $279,927 for the period January 7, 2004 (Inception) to December 31, 2004. The Company incurred these additional expenses as it implemented the rollout of its business plan in its mobile services division during fiscal 2005.

Professional Fees

Professional fees for the year ended December 31, 2006 were $2,622,590, an increase of $1,971,823, or 303%, over professional fees of $650,767 for the year ended December 31, 2005. The increase is in part related to a financial advisory fee of $1,450,000 paid through the issuance of common stock and preferred stock, and in part to an overall increase in financings, SEC filings, and agreements negotiated during the year ended December 31, 2006. Professional fees consist of legal and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with various contracts and agreements prepared on behalf of the Company.

Professional fees increased $522,922, or 409%, to $650,767 for the year ended December 31, 2005, as compared to $127,845 for the period January 7, 2004 (Inception) to December 31, 2004. The increased professional fees generally related to legal and accounting costs associated with the Company's reverse merger transaction and SEC reporting obligations.

Salaries and Compensation

Salaries and compensation expense during the year ended December 31, 2006 increased by $3,643,222 to $3,947,217, or 1,200%, over expenses of $303,995 for the same period ended December 31, 2005. This increase is primarily related to the $2,453,523 of compensation expense taken pursuant to SFAS No. 123(R) for employee stock option plan and other officer and director compensation. Due to a change in accounting treatment under SFAS No. 123(R), the Company was required to record the employee stock compensation over the period in which the employees are required to provide services. In addition, in anticipation of increased operations, the Company hired several new executives, as well as expanded Philippines call center operations, both of which contributed to the overall increase in payroll costs during the fiscal year ended December 31, 2006.

Payroll expense increased $105,130, or 53%, to $303,995 for the year ended December 31, 2005, as compared to $198,865 for the period January 7, 2004 (Inception) to December 31, 2004. The Company had begun to staff up its operations during fiscal 2005 in anticipation of increased operations in its mobile services division.

Other Income / Expense

Derivative Warrant Expense

The derivative warrant expense during the year ended December 31, 2006 was $1,004,571, compared to $0 during the year ended December 31, 2005. This expense is the result of insufficient authorized shares being available for delivery under existing commitments to convertible preferred shareholders, warrant holders and stock options holders that were exercisable during the year ended December 31, 2006. The Company’s amended and restated Certificate of Incorporation became effective on December 18, 2006, which provided for an increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares. The increase in authorized shares provided the Company with sufficient authorized and unissued shares to settle any outstanding contracts for common shares and, therefore a net loss of $1,004,571 was recorded on the re-calculation of the conversion features at December 18, 2006.

Interest Expense

Interest expense during the year ended December 31, 2006 was $206,483, an increase of $202,297over interest expense of $4,186 for the year ended December 31, 2005. The increase was a result of the interest paid in connection with the Company’s bridge loans and included the issuance of warrants and common stock as interest paid.

Interest expense increased to $4,186 for the year ended December 31, 2005, as compared to $0 for the period January 7, 2004 (Inception) to December 31, 2004. Interest expense increased primarily as a result of the debt associated with a bridge loan that was repaid during 2005.

Discontinued Operations

We incurred a net loss from discontinued operations in the year ended December 31, 2005 of $4,044,267, resulting primarily from impairment of goodwill of $6,338,357 and a loss of $906,787 from June 6, 2005 to December 30, 2005, which were offset in part from a gain of $3,200,877 on the sale of a subsidiary. The Company did not record any loss from discontinued operations for the fiscal year ended December 31, 2006.

Income Taxes

The income tax expense during the year ended December 31, 2006 was $12,832, compared to $0 during the year ended December 31, 2005. This expense is the result of a deferred foreign tax accrued on behalf of the Company’s Philippine subsidiary.

Net Loss

The net loss for the year ended December 31, 2006 before discontinued operations and taxes totaled $12,561,170, compared with $4,775,453 for the same period in 2005, an increase of $7,785,717 or 163%. The increase resulted primarily from the non-cash charges for derivative warrant expense as well as other non-cash stock, warrants and options which were issued for services. The net loss applicable to common shareholders for the year ended December 31, 2006 was $12,574,002, or $0.46 per share, on 27,228,935 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the year ended December 31, 2005 of $8,819,720, or $0.59 per share, on 15,028,793 weighted average common shares outstanding.

Liquidity and Capital Resources

Product development, the national rollout of our SMS product, initial sales, financial advisors, expansion of service offerings, call center operational staffing in the Philippines, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until our products and services reach profitability and are fully introduced into the market. We used $5,241,050 and $2,042,741 for the years ended December 31, 2006 and 2005, respectively, in operating activities.

We were able to raise $5,209,796 in net proceeds from the sale of convertible preferred stock during the year ended December 31, 2006, compared to $3,502,033 from the sale of common stock for the same period in 2005. The proceeds of the preferred stock and common stock offerings were used to continue product development, introduce the product into the market, and pay current operational expenses.

The Company’s plans for additional capital include the possibility of raising convertible equity or debt in order to continue the funding of operations until such operations provide a positive cash flow. Between January 1, 2006 and February 26, 2007, the Company raised an aggregate $725,000 in subscriptions for 72,500 additional shares of Series B preferred stock. The Company paid $99,000 in placement fees and issued 140,000 shares of common stock to the placement agent in connection with such sales of preferred stock. As of February 27, 2007 this offering was closed to any new funding.

Beginning in February, 2007, the Company commenced a bridge loan offering of up to $3 million principal amount of 12% Senior Promissory Notes due and payable 90 days from the date of issuance unless extended by the Company for up to an additional 90 days. The Company will issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. As of April 9, 2007, the Company had borrowed $375,000 and issued warrants to purchase 750,000 shares of common stock. The Company paid $12,250 in placement fees in connection with such issuance of bridge notes.

At December 31, 2006, the Company had $61,279 cash on hand, a decrease of $98,343, or 62% compared to $159,622 as of December 31, 2005. This cash position results from our loss from operations and our inability to raise sufficient new capital, due in part to unfavorable financial market conditions for small mobile content search companies such as ours. We were unable to raise sufficient funds during the 2006 fiscal year to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

We incurred approximately $20,036 and $241,651 in capital expenditures for the years ended December 31, 2006 and 2005, respectively. Capital expenditures are defined as disbursements for computer equipment, office furniture and leasehold improvements with a purchase price in excess of $1,000 per item and a useful life in excess of one year. The decrease in expenditures was due to a conservation of capital and the adequate supply of capital items within the Company. To the extent available, we intend to use approximately $150,000 of our financing proceeds for additional computer equipment, servers and office furnishings as our market expansion continues and additional staffing is required.

In addition, the Company announced on April 12, 2007 that it had entered into a letter of intent to acquire 100% of the capital stock of Expert System S.p.A. The transaction is subject to the Company obtaining required financing for the combined entity, audited financial statements, execution of employment agreements with management, necessary due diligence, the execution of a definitive acquisition agreement, third party and governmental consents and other customary closing conditions. This acquisition is contemplated to close within the next three to four months, so long as the funding is in place to meet the terms of the letter of intent. The Company’s plans for satisfying the terms of the financing required and funding operations include the possibility of offering convertible equity or debt, as well as the issuance of shares of common stock. The Company’s funding requirements and the ability to obtain such funding are continuously subject to uncertain financial market conditions for an early-stage company as well as uncertain geo-political and global economic conditions.

We incurred $150,000 in the purchase of a software license and services agreement with Expert System S.p.A., which grants the Company an exclusive worldwide perpetual license (exclusive of Italy) for the mobile communications industry to use the Cogito® Contact Mobile Product and the Expert System Technology of Text Mining for structured and unstructured databases, natural language query and answer capability. The Company had previously signed a letter of intent with Expert System on August 22, 2006 that summarized the scope of the agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid $150,000 as a start-up phase initial payment. Additional payments required will include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. Further, a license fee per single computer server is due in twelve monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for twelve months. Subsequent to completion of the twelve month start-up phase Expert will receive a percentage of the net revenue through year seven. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. The first database integration was completed in December 2006 and the fee of $39,000 was accordingly recorded as an expense.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of equity or debt securities. We have incurred significant operating losses totaling $22,188,567 since inception of the business and the Company estimates that it may require up to $500,000 per month to launch its product through 2007. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases. Our revenues are not expected to be sufficient to fund our operations for the next twelve months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss to date and net cash used in operations raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2006 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, stockholders’ deficiency and cash used in operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

RISK FACTORS

You should carefully consider the following risk factors in evaluating our business. There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

RISKS RELATING TO THE COMPANY

Qualified financial statements question the Company’s ability to continue in business.

The Company’s independent registered public accounting firm issued a unqualified report with an explanatory paragraph on the Company’s audited financial statements as of and for the year ended December 31, 2006. Their report raised substantial doubt about the Company’s ability to continue as a going concern. In addition, Note 13 of our Notes to Consolidated Financial Statements for the year ended December 31, 2006 states that the Company’s continued existence is dependent upon its ability to raise capital and successfully market and sell its products. We have had an extensive history of losses and may continue to incur losses as we pursue our business model. See “Report of Independent Registered Public Accounting Firm” and Note 13 of Notes to Consolidated Financial Statements.

AskMeNow has only limited revenue to date and is dependent on a single product.

AskMeNow currently offers only one product, the AskMeNow™ service, and anticipates that this product will account for substantially all of the Company’s revenues, if any, for the foreseeable future. All of the proceeds of our July 2005 offering were used to launch and commercialize our AskMeNow service and the proceeds of our 2006-2007 preferred stock offering were also used to commercialize our product. Therefore, the prospects for our initial services are entirely dependent upon the future performance of a single product and a single business. We do not have the resources to re-introduce our product or to diversify our business if our initial product launch is unsuccessful.

We were recently organized and have a limited operating history.

AskMeNow organized its first operating company in January 2004, completed our reverse merger and became a public reporting company in June 2005, and has a limited operating history upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

The loss of our CEO’s services or the departure of key personnel could have a detrimental effect on the Company.

Our success depends on identifying, hiring, training, and retaining qualified professionals. If a significant number of our current employees or any of our senior managers resign, we may be unable to complete or retain existing projects or bid for new projectsof similar scope and revenue. The Company’s success is highly dependent on the retention of existing management and technical personnel, particularly Darryl Cohen, the Company's President, Chief Executive Officer and sole executive officer. Although the Company has entered into a three-year employment agreement with Mr. Cohen, at this stage in the Company’s history, the loss or unavailability of his services could seriously impede its ability to complete the development of the AskMeNow service. Stockholders could lose a substantial portion of their investment, if not their entire investment if the Company was to lose the services of Darryl Cohen for any extended period of time.

We require work for hire agreements with substantially all of our technical and professional employees. The invention and confidentiality provisions contained in the work for hire agreements may not be enforced by a court if the Company were to seek to enforce its rights under these provisions. Even if we retain our current employees, our management must continually recruit talented professionals for our business to grow. These professionals must have skills in software development, business strategy, marketing, branding, technology, and creative design. We compete intensely for qualified personnel with other companies. If we cannot attract, motivate, and retain qualified professionals, our business and results of operations will be materially and adversely affected. The Company also risks being unable to timely attract the highly skilled, experienced and motivated employees necessary to execute its business strategy.

If we cannot establish sufficient usage of the AskMeNow service among cell phone and hand-held device users, our business will fail.

We will be successful only if a significant number of cell phone and hand-held device users adopt our service as a method of making inquiries over their cell phones and hand-held devices. Cell phone and hand-held device users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to obtain information. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our service because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. It is possible that sufficient acceptance of our search technologies and services will not occur in order to maintain our viability, based upon the current alternative options available to cell phone users and the potential of cell phone users not having any interest in the services we provide.

Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.

We believe that favorable consumer and business community perceptions of the Company’s brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is, we might not experience any net increase in our brand recognition, brand loyalty or number of new users. Furthermore, even if such increases occur, they might not be sufficiently large to justify the accompanying expenditures. If we are unable to promote brand awareness and loyalty in a cost-effective manner, it will be unlikely that we will attract new users and our existing user base might shrink through attrition. We intend to allocate approximately $250,000 in 2007 to promotions geared toward increasing customer usage. This assumes we will be able to raise sufficient capital to pay for these promotions through debt and equity financings, combined with revenue generated from advertising sales and enterprise licensing fees; however, we may be unable to support this level of promotion without the required capital.

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

The market for the AskMeNow service is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our success will depend in large part on our ability to develop new technologies that anticipate changing customer requirements. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new technologies, our business, financial condition and results of operations would be adversely affected.

If we cannot obtain additional financing we may have to delay or suspend our operations.

As of January 1, 2006, the Company had limited cash on hand. Since then, additional financing has been needed to ensure our ability to fund our operations. The Company has received interim loans aggregating approximately $927,500, all but approximately $102,000 of which has been repaid as of December 31, 2006. On February 27, 2007, the Company completed its private offering of preferred stock, which had commenced on March 21, 2006, and pursuant to which the Company received total gross proceeds of $5,980,000 and total net proceeds of $5,209,796. The Company used all of such proceeds to implement its business plan and is in the business of seeking additional financing.

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, we will require additional working capital for increasing our infrastructure, salaries and wages, and increased marketing and advertising. Unless funds from operations significantly increase over the next 12 months, we will not have significant working capital to hire additional employees, marketing or otherwise pursue our business plan.

Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The inability to obtain sufficient funds may require the Company to delay or suspend its operations.

The Company is dependent on third-party providers and consultants.

The Company relies on a number of third-party providers to obtain information necessary to answer queries posed by users, deliver advertisements, and build applications for the AskMeNow service. The Company has obtained agreements from the parties whom the Company deems necessary; however, the Company does not have agreements with every such party, and the agreements it does have may be terminated and may therefore deny AskMeNow access to certain providers. Should the Company be unable to enter into satisfactory arrangements with these parties or in the event of the failure of any third-party supplier, consultant, or other provider to timely perform their obligations or commitments, the AskMeNow service would be unable to operate in an efficient manner which could result in the loss of customers or a curtailment of its operations. Our content providers are either paid a small monthly fee for access to content, ranging from $1,000 - $2,000 per month, or are free with a revenue share based upon advertising revenue. We have signed contracts with advertising promoters that are primarily revenue sharing agreements based upon volume and other factors. We have had relationships with consultants that provide technology assistance; such consultants are paid by either a prearranged fee for specific work or are paid by the hour.

The operating performance of computer systems and cell phone provider infrastructure is critical to our business and reputation.

Any system failure, including network, software or hardware failure due to a computer virus or otherwise, that causes an interruption in our service or a decrease in our responsiveness could result in reduced cell phone and hand-held user traffic and reduced revenues for our business. In addition, any disruption to our customers’ use of our service due to problems with cell-phone or hand-held networks may result in a reduction in the use of our service, which would decrease our revenues.

Our international operations expose us to additional risks and additional international expansion efforts might lose money.

Our main facility for the AskMeNow service is located in the Philippine Islands. We employ most of our full time employees in the Philippines and we intend to increase the size of that staff to handle increased volume of inquiries. Our foreign operations are subject to various risks associated with international operations, including:

•	the impact of business cycles and downturns in foreign economies;

•	political and economic instability and armed conflicts;

•	longer payment cycles and greater difficulty in accounts receivable collections;

•	time and resources required to comply with foreign regulatory requirements;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	potential tax liabilities if our transfer-pricing practices are successfully challenged by the tax authorities of the nations in which we operate;

•	reduced protection for intellectual property rights in some countries;

•	unanticipated tax costs associated with the cross-border use of intangible assets;

•	fluctuations in currency exchange rates;

•	difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers; and

•	competition in international markets from a broad range of competitors.

Existing or new competitors may develop competing or superior technologies.

We have developed and are continuing to develop our AskMeNow service. The Company is aware of several similar products that will likely compete with the AskMeNow service. Larger companies such as Google have the capital, technology, personnel, and marketing strength to support their existing products and develop new products to compete with the AskMeNow service. It is possible that competing services will emerge that may be superior and/or less expensive than the Company’s AskMeNow service, or that similar technologies may render the AskMeNow service obsolete or uncompetitive and prevent the Company from achieving or sustaining profitable operations.

All of these factors result in greater challenges from our existing competitors as well as increasing competition from new competitors and require us to continue to invest in, and focus on, research and development and new product innovation. Therefore, we may not be able to compete effectively in the future, which would have a material adverse effect on our business, financial condition and results of operations

If the protection of our intellectual property is inadequate, our competitors may gain access to our content and technology.

We seek to develop and maintain the proprietary aspects of our products and technology. To protect our proprietary content and technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, and trademark laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and intellectual property or to obtain and use information that we regard as proprietary. We will seek to avoid disclosure of our trade secrets through a number of means including, but not limited to, requiring those persons with access to our proprietary information to execute work for hire agreements and restricting access to our source codes. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We do not currently have patents for proprietary products or technologies, and other parties may have dominating patent claims. However, we have applied for patent protection for two different areas of our processes.

Other parties may have patent rights relating to the same subject matter covered by our products or technologies, enabling them to prevent us from operating without obtaining a license and paying royalties. The validity and enforceability of our proprietary technology, if any, may also be affected by future legislative actions or judicial decisions. We have received no trademark registrations, and may not receive any. Potential trademarks may not provide us with any competitive advantages. None of our trademarks may be registrable, and other parties may have priority of use of such trademarks or variants thereof. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our intellectual property exits, piracy can be expected to be a persistent problem. In addition, the laws and enforcement mechanisms of some foreign countries do not protect our proprietary rights as much as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our content or other intellectual property.

Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in implementation of our services or require us to enter into license agreements. Licenses, if required, may not be available on terms acceptable to us, the absence of which could seriously harm our business.

We may need to change our AskMeNow name if we are infringing upon a prior trademark.

The trademark of our AskMeNow name may not be registrable, as two other parties, to date, have asserted a priority of use of their marks. In this regard, the Company has been advised by two different companies that its AskMeNow name is infringing upon their service mark and trademark although no legal proceedings have been commenced. Although the Company believes that the names are different and the services provided are readily distinguishable, it may be forced to change its AskMeNow name. In such event, the Company will incur significant time and expense to change its name. It is possible that a change in name will cause significant harm to our company in branding that may have been created and by the difficulty in recreating a new brand under a different name. Stockholders may suffer adverse consequences in their investment as a result of any trademark infringement.

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

As of April 9, 2007, we employed 12 persons in the U.S., including members of management, and approximately 100 in the Philippines. In the event our products and services obtain market acceptance, we will need to increase staffing and effectively train, motivate and manage our employees. We will need to scale up our operations in order to service our customers; however, there is significant risk due to these factors that may preclude us from ever operating profitably. If our systems, procedures, and controls are inadequate to support our operations, our expansion would be halted, and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively would have a material adverse effect on our business, results of operations, and financial condition. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Failure to manage growth effectively could harm the Company’s business, financial condition, or results of operations.

A key part of our strategy is to grow, which may strain our resources, and we may not be able to manage our growth effectively. To manage future growth, we will be required to expand our management team and hire additional technical and skilled personnel, which we may not be able to do effectively. Our anticipated future growth in our operations will place a significant strain on our management systems and resources. We plan to add to our sales and marketing, customer support, and product development personnel. If we grow, we also will be required to continue to improve our operational and financial systems, procedures, and controls and expand, train, retain, and manage our employee base. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

Government regulation and legal uncertainties could harm our business.

Any new law or regulation pertaining to the cell phone usage and cell phone add-on services or the application or interpretation of existing laws could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the usage and cell phone add-on services. These laws or regulations may relate to liability for information retrieved from or transmitted over the cell phone, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like us that provide electronic commerce services.

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

Legislation limiting the ability of the states to impose taxes on cell phone-based transactions was enacted by Congress. Legislation imposing a three-year moratorium on certain state taxes on electronic commerce transactions, known as the Internet Tax Freedom Act, was enacted by Congress in 1998, and subsequently extended to October 31, 2007. The moratorium applies to multiple or discriminatory taxes on electronic commerce, except for those in effect on the date of legislative enactment in 1998. It is unclear what action, if any, Congress might take next with respect to state taxation of electronic commerce and its failure to renew the current moratorium would allow states to impose new taxes on electronic and cell-phone based commerce. The imposition of such taxes on services such as ours could impair the growth of the electronic commerce marketplace and impair our ability to remain profitable.

In addition, we are not certain how our business might be affected by the application to cell phone commerce of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the cell phone. As a result, they do not contemplate or address the unique issues of the cell phone and related technologies. Changes in laws intended to address such issues could create uncertainty in the cell phone market. Such uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

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

We have a strategy to expand our operations through strategic acquisitions. In the event that we are able to complete an acquisition, such an acquisition would present numerous challenges to us. These include the integration of the operations, technologies and management of the target with the Company. Any such acquisition also may result in special risks, including possible unanticipated liabilities, unanticipated costs, and diversion of management attention and loss of personnel. In the case of debt funding, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payment, in which case, we will be required to pay them out of our operations, which may then be adversely affected.

Furthermore, there can be no assurance we will be able to successfully complete the integration of any future acquired business nor that such acquisition will be profitable and enable us to grow our business. Other than our recently announced letter of intent to acquire our software developer, Expert Systems S.p.A, we have no current plans, contacts, arrangements or understandings to acquire or merge with any entity.

We have discovered previously undisclosed liabilities associated with the Reverse Merger.

As disclosed under “Item 3 - Legal Proceedings” above, there were significant undisclosed liabilities that were either misrepresented to us or that we were unable to discover prior to the Reverse Merger. The indemnities and warranties which InfoByPhone received are not expected to fully cover such liabilities due to, among other things, the financial condition of OWE and the unresponsiveness of its principals to our demands. While we intend to fully pursue all legal recourse against such persons, our operations may be adversely affected by our failure to recover any such claims.

SECURITIES RISKS

Investors may find it difficult to trade or obtain quotations for our common stock.

Although our common stock is quoted on the OTCBB, trading of our common stock is limited. There can be no assurance a more active market for our common stock will develop. Accordingly, investors must therefore bear the economic risk of an investment in our common stock for an indefinite period of time. Even if an active market develops, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. We may not be able to fulfill our reporting requirements in the future under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is considered "a penny stock" and as a result may be difficult to sell.

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

A significant number of our shares are eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares issued in our recently completed preferred stock offering, and otherwise, the supply of our common stock will increase, which could decrease its price. We currently have a pending registration statement concerning the resale of 16,377,899 shares of our common stock and the holders of our issued and outstanding preferred stock have registration rights concerning the shares of underlying common stock. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales also may have a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market our common stock in an amount equal to the greater of 1% of the outstanding shares. Such sales may be repeated once each three months, and any of the restricted shares of our common stock may be sold by a non-affiliate after they have been held for two years.

Our authorized share capital may be used as an anti-takeover device.

The Company currently has authorized for issuance 100 million shares of its common stock and 10 million shares of its preferred stock. The preferred stock may be issued in series from time to time with such designations, voting and other rights, preferences and limitations as the Board of Directors may determine. The Board of Directors will have the authority to issue a significant number of shares of both our common stock and preferred stock without further stockholder approval. This may have an anti-takeover effect of delaying or preventing a change of control without further action by our stockholders. Although the preferred stock is not designed to prevent a change in control, it could be used to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company and therefore protect the continuity of the Company’s management.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We may interpret or implement critical accounting policies incorrectly.

We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These estimates affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

Item 7.  Financial Statements.

Our financial statements and notes thereto and the related report of our independent registered accounting firm following Item 14 of this Annual Report on Form 10-KSB are filed as part of this report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 28, 2005, the Company engaged Webb & Company, PA to act as the independent public accountant to audit the Company’s financial statements for the year ending December 31, 2005, replacing De Joya & Company. The Company made this change because InfoByPhone had become the sole operating company of the Company, and it was deemed desirable to use InfoByPhone’s existing auditors, Webb & Company, on a going-forward basis. This change in the Company’s independent public accountant was approved by the full Board of Directors of the Company on July 28, 2005. De Joya & Company did not audit the Company’s financial statements for any fiscal year period. The firm was engaged on January 31, 2005 to replace Chavez & Koch, CPA, which firm resigned because it decided to no longer represent public companies and did not renew its certificate with the Public Company Accounting Oversight Board. Chavez & Koch was the Company’s independent auditor and examined the financial statements of the Company for the fiscal year ending September 30, 2004. AskMeNow changed it’s fiscal reporting year end to December 31 in 2004.

The audit report of Chavez & Koch on the financial statements of the Company as of and for the fiscal year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to contain an explanatory paragraph as to the Company’s ability to continue as a going concern.

During the period from October 1, 2003 through July 28, 2005, there were no disagreements between the Company and De Joya & Company, or the Company and Chavez & Koch, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to De Joya & Company’s or Chavez & Koch’s satisfaction would have caused either firm to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the period from October 1, 2003 through July 28, 2005, the Company did not consult with Webb & Company with respect to any matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not sufficiently effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported in a timely manner. The Company's auditors have indicated that the accounts payable and accounts receivable systems were not completely effective at December 31, 2006.  Effective January 1, 2007 the Company initiated a new accounts payable software system that was integrated with the general ledger that the Company believes addressed the auditors concerns.  The Company has also addressed the accounts receivable procedures which it believes addressed the auditor concerns.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There have not been any material changes or events that during the fourth quarter ended December 31, 2006 that have not been described in a report on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following are our current executive officers and directors and their respective ages and positions as of the date of this report:

Names	Ages	Positions
Darryl Cohen	54	Chief Executive Officer and Chairman of the Board of Directors
Alan Smith	53	Director
Sandro Sordi	46	Director

Darryl Cohen has been chief executive officer and chairman of the Board of Directors of the Company since June 2005 and of InfoByPhone since September 2004. Form September 2002 through April 2004, Mr. Cohen served as chairman and chief executive officer of Ramp Corporation (AMEX: RCO), a company that provides Internet-based communication, data integration, and transaction processing technologies designed to provide access to safer and better healthcare. On June 2, 2005, Ramp Corporation filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Petition #: 05-14006-alg).

Prior to becoming Ramp’s chairman and chief executive officer in September 2002, Mr. Cohen invested in public and private companies, frequently working with management in the areas of marketing strategy and financing. Mr. Cohen also served as president of DCNL Incorporated, a privately-held beauty supply manufacturer and distributor he founded in 1988 and sold to Helen of Troy in 1998. During his tenure as president of DCNL, Mr. Cohen was also co-owner and president of Basics Beauty Supply Stores, a chain of retail stores in California, from 1985 to 1999. He has also owned businesses in the food-services and gift industries, and holds a BA in Political Science from the University of California at Berkeley.

Alan Smith has been a director of the Company since June 2005 and of InfoByPhone since April 2005. For the past two years, Mr. Smith has been involved in personal investments and new investment opportunities. Prior to this period, he was the owner/president of Aaron Kamhi Inc., an apparel manufacturing company specializing in private label products for chain and department stores, at which he worked for 25 years. Mr. Smith has been actively involved in community programs working with youth for the past 20 years.

Sandro Sordi became a director of the Company in July 2005. He currently serves as the General Counsel for the RS Group of Companies, Inc., a holding company for a group of insurance and finance related businesses and affinity program managers. Mr. Sordi joined the RS Group in 2003 where, as its General Counsel and a Director, he has taken a leading role in developing the company’s growth strategy and engaging in negotiations of all types. From 1990 to 2003, Mr. Sordi was engaged in the private practice of law as a sole practitioner in addition to being involved in certain investment projects. Mr. Sordi has been a member of the Florida Bar since 1990, having earned his Juris Doctor from the University of Miami, Florida and his B.A. (Honors) from York University in Toronto, Canada.

There are no family relationships among the Company’s directors or executive officers and other than as disclosed above there are no events or legal proceedings material to an evaluation of the ability or integrity of any director or executive officers of the Company.

Board of Directors Independence and Communications; Committees

Our Board of Directors is currently composed of three directors, each of whom the Board has determined is “independent” as that term is defined in Rule 4200(a)(15) of the listing standards for the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act, with the exception of Mr. Cohen, who is currently employed by the Company.

The Board welcomes communications from stockholders, which may be sent to the entire Board or individual directors at the principal business address of the Company, AskMeNow, Inc., 26 Executive Park, Suite 250, Irvine, CA 92614, Attn: Sandro Sordi. Security holder communications are initially screened by the Company’s Nominating and Corporate Governance Committee to determine whether they will be relayed to Board members. Once the decision has been made to relay such communications to Board members, the Committee will release the communication to the Board on the next business day. Communications that are clearly of a marketing nature, or which are unduly hostile, threatening, illegal or similarly inappropriate will be discarded and, if warranted, subject to appropriate legal action.

The Board currently has three standing committees: the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) currently consists of Sandro Sordi (Chairman) and Alan Smith, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended. The Nominating Committee evaluates the appropriate size of the Board, recommends any changes in the composition of members of the Board to reflect the needs of the business, interviews prospective candidates, makes recommendations to the Board as to the nominees for directors, and formally proposes the slate of directors to be elected at each Annual Meeting of the Stockholders.

The Nominating Committee will consider all director candidates recommended by stockholders. Any stockholder who desires to recommend a director candidate may do so in writing, giving each recommended candidate’s name, biographical data, and qualifications, by mail addressed to the Chairman of the Nominating Committee, in care of AskMeNow, Inc.: Attention: Sandro Sordi.  A written statement from the candidate consenting to being named as a candidate and, if nominated and elected, to serve as director, must accompany any stockholder recommendation. Members of the Nominating Committee will assess potential candidates on a regular basis.

Compensation Committee

The Compensation Committee of the Board currently consists of Alan Smith (Chairman) and Sandro Sordi, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended. The Compensation Committee makes recommendations to the Board as to the salaries of the chief executive officer, sets the salaries of the other elected officers and reviews salaries of certain other senior executives. It also is responsible for granting equity compensation to officers and other employees and reviewing guidelines for the administration of the Company’s incentive programs. The Compensation Committee also reviews and approves, or makes recommendations to the Board on, any proposed plan or program which would benefit primarily the senior executive group.

Audit Committee

The Audit Committee of the Board currently consists of Alan Smith (Chairman) and Sandro Sordi, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended. The Board of Directors has determined that no member of the Audit Committee is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act, serving on the Audit Committee. Upon evaluating the Company’s internal controls, the Board has determined that the Company’s internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, the Board has concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended December 31, 2006, except for one Form 4 filed late by Sandro Sordi for January 26, 2006, reporting a bridge loan from Mr. Sordi to the Company.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics is available at the Company’s website at www.askmenow.com. A copy of the Company's Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Corporate Secretary, AskMeNow, Inc., 26 Executive Park, Suite 250, Irvine, CA 92614.

Item 10.  Executive Compensation.

The following table shows information concerning all compensation awarded to, earned by or paid to the Chief Executive Officer of the Company, who was the only named executive officer of the Company during the 2006 fiscal year, for all services rendered by such officer to the Company and its subsidiaries in all capacities during the periods presented.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Darryl Cohen Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	2006	$245,384 (1)	$200,000 (2)	$208,000 (3)	$1,719,600 (4)	$2,372,984
	2005	$52,820	--	--	$139,400 (5)	$192,220

(1)	Includes $46,154 of accrued but unpaid salary due the officer at December 31, 2006 and $6,840 in auto allowance.
(2)	The entire bonus amount of $200,000 was accrued but unpaid at December 31, 2006 and will be paid upon the completion of funding of equity.
(3)
The stock award represents 200,000 shares of common stock of the Company awarded in recognition of the Company entering into an agreement with Rogers Wireless. The dollar amount presented represents the fair value of such award on the date of grant, which share price was $1.04 on April 28, 2006.

(4)
The option award represents the award of an aggregate 3,500,000 non-qualified stock options, of which 1,500,000 were not vested at December 31, 2006. The dollar amount presented represents the aggregate fair value of such awards on the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219% to 229%, risk-free interest rates of 4.73% to 4.84%, and expected lives of ten years.

(5)
The option award represents the award of an aggregate 200,000 non-qualified stock options, of which 165,000 were not vested at December 31, 2005. The dollar amount presented represents the aggregate fair value of such awards on the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.50%, and expected lives of ten years.

Employment Agreements

On July 19, 2005, InfoByPhone, our wholly-owned subsidiary, entered into a three-year employment contract with Darryl Cohen as President and Chief Executive Officer. Mr. Cohen was being compensated at the rate of not less than $110,000 until April 28, 2006, when his salary was increased to $250,000 per annum. Mr. Cohen was granted options to purchase 200,000 shares of AskMeNow common stock at $.70 per share under his employment agreement. Mr. Cohen also is entitled to an annual incentive bonus at each anniversary date of his agreement equal to (i) up to one-half of his then-current salary, plus (ii) up to 50,000 options and at the end of each 90 day period of employment (except that period coinciding with an anniversary date), up to 25,000 options.

In the event Mr. Cohen’s employment is terminated for death, disability or for ”good reason” (as defined in the employment agreement), Mr. Cohen or his estate shall be entitled to severance of 50% of his base salary plus bonuses for the prior year. During the term of the agreement or, if he is terminated for “cause” (as defined in the agreement), then for the balance of the term and for a period of 12 months after such termination, Mr. Cohen has agreed not to compete with the Company’s current business or its business as conducted at any time during the term concluded. For a two-year period following termination of Mr. Cohen’s employment, he also agreed not to solicit clients to discontinue their relationship with the Company or solicit any employee to discontinue employment with the Company.

Mr. Cohen’s salary was increased by the Board of Directors during the 2006 fiscal year to more appropriately reflect his responsibilities and performance. In addition, the Board of Directors granted options and an award of restricted shares, each as discussed below, in recognition of the achievement by Mr. Cohen of significant milestones.

For information on equity incentive awards granted to Mr. Cohen, including re-priced options, see the disclosure below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, unvested stock awards, and equity incentive plans awards outstanding as of December 31, 2006 for our Chief Executive Officer.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Darryl Cohen	2,000,000 (1)	1,500,000 (2)	--	$0.50	2016	--	--	--	--

	200,000 (3)	--	--	$0.70	2015	--	--	--	--

(1)
The option award represents the award of an aggregate 2,000,000 non-qualified stock options, all of which were vested at December 31, 2006. The options are exercisable for 10 years commencing September 20, 2006, the date of the grant, at $0.50 per share.

(2)
The option award represents the award of an aggregate 1,500,000 non-qualified stock options, none of which were vested at December 31, 2006. The options are exercisable for 10 years commencing December 22, 2006, the date of the grant, at $0.50 per share.

(3)
The option award represents the award of an aggregate 200,000 non-qualified stock options, none of which were vested at December 31, 2006. The options are exercisable for 10 years commencing July 20, 2005, the date of the grant, at $0.70 per share.

2006 Employee Stock Incentive Plan

The Board of Directors has adopted the 2006 Employee Stock Incentive Plan (the "2006 Plan") in order to motivate participants by means of awards of stock options and restricted shares to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long-term growth and financial success. The 2006 Plan provides for the grant of any combination of stock options and restricted stock to our directors, officers, employees and consultants and those of our subsidiaries. The 2006 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 3,000,000 shares of common stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2006 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified stock options. Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted, and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2006 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2006 Plan was adopted by the Board on August 4, 2006, and is subject to shareholder approval. If approved by stockholders, the 2006 Plan will terminate on August 4, 2016. Options to purchase an aggregate of 1,702,000 shares of common stock have been granted to 31 non-officer employees as of December 31, 2006.

2005 Management and Director Equity Incentive and Compensation Plan

The Company has adopted the 2005 Management and Director Equity Incentive and Compensation Plan (the "2005 Plan") in order to motivate participants by means of stock options and restricted shares to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2005 Plan provides for the grant of any combination of stock options and restricted stock to our directors, officers, employees and consultants and those of our subsidiaries. The 2005 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 2,000,000 shares of common stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2005 Plan shall be either incentive stock options or non-qualified stock options. Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2005 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2005 Plan will terminate on June 6, 2015.

2006 Grants

On April 28, 2006, the Board of Directors granted to each of Alan Smith and Sandro Sordi non-plan options to purchase 100,000 shares of common stock. These non-qualified stock options, which were exercisable at $1.01 per share, were cancelled and replaced in September 2006. The replacement options are exercisable for 10 years commencing on September 20, 2006 at $.50 per share, with 50,000 shares vested immediately for prior services and an additional 50,000 shares vested as of March 20, 2007.

On April 28, 2006, the Board of Directors granted Darryl Cohen non-plan options to purchase an aggregate of 2,000,000 shares of common stock. He was also awarded 200,000 restricted shares of common stock in recognition of the Company entering into an agreement with Rogers Wireless. The 2,000,000 options, which were exercisable at $1.04 per share, were cancelled and replaced in September 2006. The replacement options are exercisable for 10 years commencing on September 20, 2006 at $.50 per share. One million shares subject to the options were fully vested upon grant, as they were granted in connection with the Company’s initial closing of its private placement with VC Argent Ltd. The second one million shares subject to the option, which were originally issued in connection with the proposed acquisition of Intelligate Ltd. and, upon the termination of the Intelligate transaction the option, were regranted in consideration of the Company entering into a letter of intent to acquire an exclusive license from Expert System S.p.A, vested upon the execution of a definitive license with Expert System in November 2006.

On December 22, 2006, the Board of Directors also granted each of Darryl Cohen, Alan Smith and Sandro Sordi non-plan options to purchase 1,500,000, 200,000 and 200,000 shares of common stock, respectively. These non-qualified options are exercisable for 10 years at $.50 per share, with 25% of each option vesting every three months starting March 31, 2007 until fully vested 12 months following the date of grant.

Director Compensation

The following table sets forth all compensation of the Company’s directors for the year ended December 31, 2006. Mr. Cohen, our CEO and Chairman of the Board of Directors, did not receive any compensation for his services as a director during the 2006 fiscal year.

Name	Year	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alan Smith	2006	--	$101,490 (1)	--	--	--	$101,490

Sandro Sordi	2006	--	$101,490 (1)	--	--	--	$101,490

(1)
The option award represents the award of an aggregate 300,000 non-qualified stock options, of which 250,000 were not vested at December 31, 2006. The dollar amount presented represents the aggregate fair value of such awards on the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219% to 229%, risk-free interest rates of 4.73% to 4.84%, and expected lives of ten years. Each director was also granted during fiscal year 2005 40,000 non-qualified stock options, of which 3,333 were not vested at December 31, 2005.

The Board of Directors received compensation commensurate with their responsibilities to the Company and the various board responsibilities of an early stage organization.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding securities authorized for issuance under the Company’s equity plans, please see Item 5 “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” herein.

Persons and groups owning in excess of five percent of our common stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of April 6, 2007 management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of our common stock.

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding common stock by each director, the Chief Executive Officer of the Company, all executive officers and directors as a group, and beneficial owners of more than five percent of the 33,299,887 outstanding shares of common stock as of April 9, 2007:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Darryl Cohen	3,720,667(2)	10.3%
Alan Smith	240,000(3)	*
Sandro Sordi(4)	923,334(3)(4)	2.8%
Yvon Cormier(5)	2,050,000	6.2%
Total number of shares owned by directors and executive officers as a group (3 persons)	4,884,001	12.8%
* Less than 1% of the issued and outstanding shares.

(1)
Except as otherwise noted in the footnotes to this table, each of the persons named in the table owns the shares listed as beneficially owned by such person directly and exercises sole voting and investment power over such shares. With respect to each such person or group, percentages are calculated based on the number of shares beneficially owned, including any securities that such person has the right to acquire within sixty days pursuant to the exercise of options, warrants, conversion privileges or other rights, but not the exercise of such options, warrants, conversion privileges or other rights by any other person. The mailing address of each person shown other than Yvon Cormier is c/o AskMeNow, Inc., 26 Executive Park, Suite 250, Irvine, California 92614.

(2)
Of this amount, 1,125,667 shares are held in the name of “Darryl Cohen & Nini Cohen, TTEE, The Cohen Family Trust.” Also includes 2,595,000 shares of common stock issuable under currently exercisable options and warrants, but does not include 1,125,000 shares of common stock issuable under options not currently exercisable that vest over the 6 month period beginning June 30, 2007 and ending December 31, 2007.

(3)
Includes 190,000 shares of common stock issuable under currently exercisable options, but does not include 150,000 shares of common stock issuable under options that vest over the 6 month period beginning June 30, 2007 and ending December 31, 2007.

(4)
Includes 190,000 shares of common stock issuable under currently exercisable options, but does not include 150,000 shares of common stock issuable under options that vest over the 6 month period beginning June 30, 2007 and ending December 31, 2007. Mr. Sordi disclaims beneficial ownership of 733,334 shares of common stock beneficially owned by his wife.

(5)	The mailing address of this reporting person is 59 Chandler Circle, Andover, MA 01810 based on information provided in a Schedule 13D filed on December 22, 2005.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Except as set forth under Item 6 “Management’s Discussion and Analysis or Plan of Operation” and Item 10 “Executive Compensation,” during the 2006 fiscal year there were no transactions or proposed transactions involving or between the Company and its directors, executive officers, five percent or greater stockholders, or any immediate family member of any of the foregoing, nor did any such related person have any direct or indirect material interest in any such transaction or proposed transaction.

For information on our Board of Directors and director independence, please see Item 9 “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above. Item 13.  Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Amended and Restated Certificate of Incorporation of AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Schedule 14C Information Statement, filed on November 27, 2006 (File No. 000-49971).

3.2	Bylaws of Ocean West Holding Corporation.	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927), filed on February 1, 2000.

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock of AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

3.4	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

Exhibit No.	Description of Exhibit	Location

4.1	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation, filed on April 13, 2002 (File No. 333-86484).

4.2	Form of Common Stock Purchase Warrant of Ocean West Holding Corporation, dated January 17, 2006 (one of two identical warrants each in the amount of $250,000).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2006 (File No. 000-49971).

4.3	Form of 10% Subordinated Promissory Note, dated January 17, 2006 (one of two identical notes each in the amount of $250,000).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2006 (File No. 000-49971).

4.4	Form of Common Stock Purchase Warrant, dated January 17, 2006.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2006 (File No. 000-49971).
4.5	Form of Secured Promissory Note of Ocean West Holding Corporation, dated March 1, 2006 (one of two identical notes except for names each in the amount of $100,000).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 8, 2006 (File No. 000-49971).

4.6	Form of Affidavit for Judgment by Confession, dated March 1, 2006 (one of two identical affidavits, except for names).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 8, 2006 (File No. 000-49971).

4.7	10% Subordinated Promissory Note due July 2, 2006.	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on April 19, 2006 (File No. 000-49971).

4.8	Form of Subscription Agreement.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed on July 11, 2005.

10.1	Securities Exchange Agreement and Plan of Reorganization, dated as of April 14, 2005, by and among Ocean West Holding Corp., InfoByPhone, Inc. and certain stockholders of InfoByPhone, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 9, 2005 (File No. 000-49971).

10.2	Joint Marketing Program Agreement, dated as of October 5, 2005, between Avis Rent-A-Car System, Inc. and AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on October 11, 2005 (File No. 000-49971).

10.3	Web Linking Agreement - BlackBerry MDS Studio, dated as of September 22, 2005, between Research In Motion Limited and InfoByPhone, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on October 7, 2005 (File No. 000-49971).

10.4	InfoByPhone, LLC Ohio Lease.	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, filed on September 14, 2005 (File No. 333-128314).

10.5	Lease Agreement, dated on or around August 30, 2005, by and between AskMeNow, Inc. and Eastern Telecommunications Phils., Inc. (“Manila Lease”)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed on September 14, 2005 (File No. 333-128314).

Exhibit No.	Description of Exhibit	Location

10.6	Office Space Lease Between the Irvine Company and Ocean West Holding Corporation.	Filed herewith.

10.7+	Amended and Restated Employment Agreement, dated as of July 19, 2005, by and between Darryl Cohen and InfoByPhone, Inc.	Filed herewith.

10.8	Form of Exchange Agreement, dated as of November 30, 2005 by and between Ocean West Holding Corporation and the holders of Common Stock Purchase Warrants.	Filed herewith.

10.9	Stock Purchase Agreement, dated as of December 30, 2005, between Ocean West Holding Corporation and Container/ITW, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 3, 2006 (File No. 000-49971).

10.10	Stock Exchange Agreement, dated as of March 10, 2006, by and among Ocean West Holding Corporation, Karrell Pty Limited and certain Karrell shareholders.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 16, 2006 (File No. 000-49971).

10.11	Wireless Application Distribution Agreement, dated as of March 31, 2006, by and between InfoByPhone, Inc. and Rogers Wireless Partnership.	Previously filed as an exhibit to the Registrant’s Audit Report on Form 8-K, filed on April 7, 2006 (File No. 00049971).

10.12	Assignment and Assumption of Liabilities Agreement dated as of May 23, 2005, by and among Ocean West Enterprises, Inc., Ocean West Holding Corporation, and Consumer Direct of America.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on August 15, 2005 (File No. 000-49971).

10.13	Services Agreement, dated June 1, 2006, between AskMeNow, Inc. and Mobile ESPN LLC.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 20, 2006 (File No. 000-49971).

10.14	Assignment and Assumption of Liabilities Agreement, dated May 23, 2005, between Ocean West Enterprises, Inc., Ocean West Holding Corporation and Consumer Direct of America.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed on September 26, 2006 (File No. 000-49971).

10.15	Software License and Services Agreement, dated November 2, 2006, between Expert System S.p.A. and InfoByPhone, Inc.*	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-49971).

10.16	Letter Agreement, dated August 1, 2006, between Ocean West Holding Corporation, BK Financial Services, LLC and Meyer Capital Corporation.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.17	Consulting Agreement, dated August 4, 2006, by and between Ocean West Holding Corporation and CJB Group, Inc.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.18	Warrant Agreement, dated July 26, 2006, by and between Ocean West Holding Corporation and Phillips Nizer LLP.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.19+	Ocean West Holding Corporation 2006 Employee Stock Incentive Plan	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

Exhibit No.	Description of Exhibit	Location

10.20+	Consulting Agreement, dated January 29, 2007, by and between AskMeNow, Inc. and Dennis Bergquist.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on February 2, 2007 (File No. 000-49971).

10.21	Assignment and Assumption of Liabilities Agreement, dated May 23, 2005.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed on August 11, 2005.

16.1	Letter from DeJoya & Company, dated August 1, 2005.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on August 2, 2005 (File No. 000-49971).

16.2	Letter from Chavez and Koch, CPA, dated January 31, 2005.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on February 4, 2005 (File No. 000-49971).

21.1	Subsidiaries of the Registrant.	Filed herewith.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Confidential treatment has been requested for certain portions of this document.
+ Denotes management contract or compensatory plan, contract or arrangement.

ITEM 14. Principal Accountant Fees and Services

Webb & Company, P.A. was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ending December 31, 2006 and 2005.

Audit Fees

The aggregate fees billed by Webb & Company for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company’s quarterly reports or services that are normally provided by the firm in connection with statutory and regulatory filings or engagements during fiscal 2006 and 2005 were $60,712 and $71,405, respectively.

Audit Related Fees

No fees were billed by Webb & Company for either of the fiscal years ended December 31, 2006 or 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Pre-Approval Policies

It is the policy of the Audit Committee to pre-approve the audit and permissible non-audit services performed by the Company's registered independent public accountants in order to ensure that the provision of such services does not impair the firm's independence, in appearance or fact.  In fiscal 2006, the Audit Committee did not pre-approve any audit or permissible non-audit services due to an administrative oversight; the Audit Committee intends to properly approve all such services in the future.

Tax Fees

No fees were billed by Webb & Company for professional services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2006 and 2005.

All Other Fees

No fees were billed by Webb & Company for products or services during the fiscal years ended December 31, 2006 and 2005 other than as disclosed above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AskMeNow, Inc.

April __, 2007	By:
Darryl Cohen, President, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April __, 2007	By:
Darryl Cohen,
(Principal Executive Officer, Principal Financial Officer and Director)

April __, 2007	By:	/
Alan Smith, Director

April __, 2007	By:
Sandro Sordi, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
AskMeNow, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AskMeNow, Inc. formerly Ocean West Holding Corporation and subsidiaries as of December 31, 2006 and December 31, 2005(Restated), and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005(Restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AskMeNow Inc. and subsidiaries as of December 31, 2006 and 2005(Restated) and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $12,574,002, a working capital deficiency of $1,375,068 and net cash used in operations of $5,241,050 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company restated its consolidated financial statements for the year ended December 31, 2005.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 11, 2007

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006

ASSETS
	December 31,
CURRENT ASSETS	2006	2005
Cash	$61,279	$159,622
Accounts receivable	13,860	-
Prepaid expenses and other current assets	79,151	47,592
Total Currents Assets	154,290	207,214

PROPERTY AND EQUIPMENT, NET	188,974	245,477

OTHER ASSETS
License	150,000	-
Deposits	47,496	33,900

TOTAL ASSETS	$540,760	$486,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable	$1,099,937	$197,368
Accrued expenses	326,797	84,077
Notes payable - related party	102,624	-
Deferred Tax Liability	16,786	-
Total Current Liabilities	1,546,144	281,445

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000,000 shares authorized at December 31, 2006 and December 31, 2005
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized,
$10 face value, 362,500 shares issued and outstanding at December 31, 2006	3,625,000	-
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized,
$10 face value, 235,500 shares issued and outstanding at December 31, 2006	2,355,000	-
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized,
400,000 shares issued and outstanding at December 31, 2006	4,000	-
Series E Preferred Stock, 680 shares authorized, none issued and outstanding	-	-
Series F Preferred Stock, 1,250 shares authorized, none issued and outstanding	-	-
Series G Preferred Stock, 2,000 shares authorized, none issued and outstanding	-	-
Series I Preferred Stock, 550 shares authorized, none issued and outstanding	-	-
Series L Preferred Stock, 1,000 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par value, 100,000,000 shares authorized, 28,994,887 and 25,966,612
shares issued and outstanding at December 31, 2006 and 2005, respectively	289,950	259,667
Class B common stock $0.01 par value, 5,000,000 authorized, none issued and outstanding	-	-
Class D common stock $0.01 par value, 600,000 authorized, none issued and outstanding	-	-
Additional paid-in-capital	14,907,308	9,793,915
Deferred compensation	-	(235,473)
Foreign currency translation	1,925	1,602
Accumulated deficit	(22,188,567)	(9,614,565)
Total Stockholders' Equity (Deficit)	(1,005,384)	205,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$540,760	$486,591

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
		Restated
REVENUE
Revenue from mobile services	$27,846	$10,838
	27,846	10,838
COSTS AND OPERATING EXPENSES

Cost of revenue	1,679,307	952,365
Research and development	222,005	338,998
General and administrative	2,906,843	2,535,980
Professional fees	2,622,590	650,767
Salaries and compensation	3,947,217	303,995
Total Operating Expenses	11,377,962	4,782,105

Operating Loss from Continuing Operations	(11,350,116)	(4,771,267)

OTHER INCOME (EXPENSE)
Derivative expense	(1,004,571)	-
Interest expense	(206,483)	(4,186)
Total other expense	(1,211,054)	(4,186)

Net Loss from Continuing Operations before
Taxes and Discontinued Operations	(12,561,170)	(4,775,453)

DISCONTINUED OPERATIONS, net of taxes
Net Loss from discontinued operations	-	(7,245,144)
Gain on sale of subsidiary	-	3,200,877
	-
	-	(4,044,267)
Net loss before income taxes	(12,561,170)	(8,819,720)
Income taxes	(12,832)	-

Net loss	(12,574,002)	(8,819,720)
Preferred stock dividends	(322,314)	-

Net loss applicable to common shareholders	(12,896,316)	(8,819,720)

Basic and diluted net loss from continuing operations per common share	$(0.47)	$(0.32)
Basic and diluted net loss from discontinued operations per common share	-	(0.27)

Basis and diluted net loss per common share	$(0.47)	$(0.59)

Basic and diluted weighted average number of
common shares outstanding	27,228,935	15,028,793

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capitial	Compensation	Income	Deficit	Total

January 1, 2005	-	$-	2,603,123	$26,031	$841,628	$(178,125)	$-	$(794,845)	$(105,311)

Net Loss	-	-	-	-	-	-	-	(8,819,720)	(8,819,720)
Other comprehensive income							1,602		1,602
Total comprehensive loss									(8,818,118)
Sale of common Stock	-	-	13,011,712	130,118	3,371,915	-	-	-	3,502,033
Shares issued for services	-	-	2,662,440	26,625	662,439	-	-	-	689,064
Shares issued for consulting	-	-	2,103,333	21,033	557,726	-	-	-	578,759
Shares issued in reverse merger	-	-	5,586,004	55,860	3,988,407	-	-	-	4,044,267
Warrants issued for consulting fees	-	-	-	-	371,800	(371,800)	-	-	-
Amortizarion of consulting contracts	-	-	-	-	-	178,125	-	-	178,125
Amortization of warrants	-	-	-	-	-	136,327	-	-	136,327

December 31, 2005	-	$-	25,966,612	$259,667	$9,793,915	$(235,473)	$1,602	$(9,614,565)	$205,146

Net Loss								(12,574,002)	(12,574,002)
Other comprehensive income							323		323
Total comprehensive loss									(12,573,679)
Amortization of warrants						235,473			235,473
2005 equity incentive stock option plan					1,902,440				1,902,440
2006 employee stock incentive plan					551,083				551,083
Series A preferred stock issued	362,500	3,625,000							5,225,000
Series B preferred stock issued for cash	235,500	2,355,000							755,000
Series C preferred stock issued for services	400,000	4,000			1,196,000				1,200,000
Shares issued for services			297,900	2,979	185,296				188,275
Shares issued to officer for services			200,000	2,000	206,000				208,000
Shares issued to placement agent for fees			1,060,000	10,600					10,600
Shares issued for financial advisory fees			1,000,000	10,000	290,000				300,000
Shares issued to common holders for lockup			470,375	4,704	366,892				371,596
Placement agent fees					(770,204)				(770,204)
Fair market derivative liability adjustment					1,004,571				1,004,571
Placement agent shares value correction					(54,112)				(54,112)
Warrants issued for financing fees					108,622				108,622
Warrants issued for consulting fees					126,805				126,805

December 31, 2006	998,000	$5,984,000	28,994,887	$289,950	$14,907,308	$-	$1,925	$(22,188,567)	$(1,005,384)

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
		Restated
OPERATING ACTIVITIES
Net loss from continuing operations	$(12,574,002)	$(4,775,453)
Net loss from discontinued operations	-	(4,044,267)
	(12,574,002)	(8,819,720)
.
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	76,539	18,819
Amortization of deferred compensation	235,473	-
Amortization of note payable discount	68,400	-
Subscription receivable	6,488	-
Increase in fair value derivative liability	1,004,571	-
Stock, warrants and options issued for services	4,521,800	1,582,275
Stock issued to officer for services	208,000	-
Warrants issued for financing fees	108,622	-
Changes in assets and liabilities
Accounts receivable	(13,860)	1,350
Prepaid expenses	(31,560)	(47,592)
Deposits	(13,596)	(32,400)
Accounts payable	902,569	94,744
Accrued expenses	242,719	64,044
Deferred revenue	-	(5,712)
Deferred taxes	16,787	-
Discontinued operations, net	-	5,101,451
Net Cash Used In Operating Activities	(5,241,050)	(2,042,741)

INVESTING ACTIVITIES
Purchase of license	(150,000)	-
Purchase of equipment	(20,036)	(241,651)
Discontinued operations, net	-	719,990
Net Cash (Used In) Provided by Investing Activities	(170,036)	478,339

FINANCING ACTIVITIES
Cash overdraft	-	(2,437)
Proceeds from notes payable	721,500	100,000
Proceeds from notes payable - related party	205,000	-
Net proceeds from issuance of common stock	-	3,502,033
Net proceeds from issuance of preferred stock	5,209,796	-
Repayment of notes payable	(823,876)	(100,000)
Discontinued operations, net	-	(1,777,174)
Net Cash Provided By Financing Activities	5,312,420	1,722,422

EXCHANGE RATE GAIN	323	1,602

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,343)	159,622

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,622	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,279	$159,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest	$84,246	$2,140

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$692,375	$0
Reclassification of contracts from equity to liability	$2,581,817	$0

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

(A) Basis of Presentation and Organization

AskMeNow, Inc., formerly Ocean West Holding Corporation (the “Company”), was incorporated in Delaware in August 2000, and is a holding company and the parent company of InfoByPhone, Inc. (“InfoByPhone”). InfoByPhone provides information services and content through its AskMeNow™ service to mobile devices. This service allows mobile users to ask questions and receive answers through text messaging/SMS and email.

InfoByPhone was formed as a Delaware corporation in June 2004 and was acquired by the Company pursuant to the reverse merger transaction discussed below. The Company also has a foreign wholly-owned subsidiary, AskMeNow, Inc., a Philippine corporation formed in August 2005.

On June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization, dated as of April 14, 2005, by and among the Company, InfoByPhone and the shareholders of InfoByPhone (the “Exchange Agreement”), the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”), pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. In connection with the Reverse Merger, the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate 6,000,000 shares of authorized but unissued shares of common stock, par value $0.01, of the Company, then constituting approximately 56% of the capital stock of the Company. The Reverse Merger was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone.

Accounting principles applicable to the Reverse Merger have been applied to record the acquisition. Under this basis of accounting, InfoByPhone is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of InfoByPhone, with the net assets of the Company deemed to have been acquired and recorded at their fair market value. The consolidated statements of operations for the years ended December 31, 2006 and December 31, 2005 included herewith include the results of InfoByPhone for the year ended December 31, 2005 and those of AskMeNow (formerly Ocean West Holding Corporation) from June 6, 2005 to December 31, 2006, and Ocean West Enterprises, Inc. (“OWE”) from June 6, 2005 to December 30, 2005. OWE was a wholly-owned subsidiary of the Company until it was sold in connection with the Reverse Merger as discussed below. As of December 30, 2005 OWE was sold and therefore has not been included in operations in 2006.

Pursuant to the terms and conditions of the Exchange Agreement, the Company also agreed to spin-off or otherwise dispose of OWE, and for InfoByPhone to become the sole operating business of the Company. Pursuant to a Stock Purchase Agreement dated as of December 30, 2005, Container/ITW, Inc. purchased 100% of the capital stock of OWE for $1.00, and acknowledged that pursuant to the Exchange Agreement, OWE had previously assumed all liabilities and obligations of the Company.

OWE was a wholesale and retail mortgage banking company primarily engaged in the business of originating and selling loans secured by real property with one to four units. OWE’s income was generated from loan origination fees and from gains from sales of mortgage loans on the secondary mortgage market and to private investors.

The Company has incurred significant operating losses since its inception. As reflected in the accompanying financial statements, the Company had a net loss of $12,574,002, a working capital deficiency of $1,375,068, and net cash used in operations of $5,241,050 as of December 31, 2006. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its services. The Company estimates that it may require up to $500,000 per month to launch its product through 2007. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to cease operations.

During 2006 the Company received net proceeds from the issuance of convertible preferred stock of $5,209,796 and bridge loans of $926,500, and is in the process of seeking additional funding. The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2006 include the Company and its wholly-owned subsidiaries. The consolidated financial statements for the year ended December 31, 2005 include the former Ocean West Holding Company and its wholly-owned subsidiaries: (i) InfoByPhone, Inc., (ii) Ocean West Enterprises, Inc. for the period June 6, 2005 to December 30, 2005, (iii) AskMeNow, Inc., a Philippines corporation, and (iv) InfoByPhone, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

On May 23, 2005, the Board approved the spin-off of OWE to stockholders of record of the Company on that date, subject to the spin-off being declared effective by the SEC. The Exchange Agreement permitted either the spin-off or sale of OWE. Since the Company could not complete the spin-off as of December 30, 2005, the Company sold OWE for $1.00 to Container/ITW, Inc. as discussed in Note 1 above. The operations of OWE have been included in discontinued operations as of December 31, 2005 in the accompanying consolidated statement of operations.

(B) Revenue Recognition

The Company recognizes revenue for all submitted questions at the time of the inquiry. For advertising space sold, the company recognizes revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2006 and 2005 there were no cash equivalents.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable and loans payable, approximate fair value due to the relatively short period to maturity for these instruments.

(E) Concentrations of Risk

During 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of December 31, 2006 and 2005, 39% and 69% of the Company’s assets were located in the Philippines, respectively.

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2006 and 2005, the Company had no amounts in excess of FDIC insurance limits. At December 31, 2006 and 2005, the Company had total cash of $18,282 and $141,051, respectively, in banks located in the Philippines.

During 2006, one customer accounted for 49% of the Company’s sales. During 2005, two customers accounted for 33% and 54% of the Company’s sales, respectively.

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

(H) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is five years, estimated useful life of the office furniture is seven years and the estimated useful life of leasehold improvements is the term of the lease or the useful life of the improvement, whichever is shorter.

(I) Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2006 and 2005 were $42,700 and $268,591, respectively.

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

(K) Other Comprehensive Income

The Company uses SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information in its consolidated statements of changes in stockholders’ equity (deficit). Comprehensive income is comprised of a gain on foreign currency translation of the Company’s Philippine subsidiary.

(L) Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity (deficit) as other comprehensive income (loss). As of December 31, 2006 and 2005, the translation adjustments were $1,925 and $1,602, respectively.

(M) Loss Per Share

The Company applies SFAS No. 128, “Earnings per Share” in calculating basic and diluted loss per share. Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. In computing diluted loss per share, stock options and similar instruments that are dilutive are included in the calculation. Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive convertible preferred stock, warrants and stock options outstanding at December 31, 2006 and 2005 were 35,229,013 and 3,033,543, respectively.

(N) Business Segments

The Company operates in one segment, mobile devices. The Company’s mortgage services division had been disposed of as of December 30, 2005 and the amounts from its operations have been included in discontinued operations.

(O) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

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

(Q) Derivative Liabilities

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity. If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed but instead are accounted for as an adjustment to equity.

(R) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

(S) Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial presentation. These reclassifications have no impact on net loss.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2005 have been restated to reflect a reclassification of $327,700 from Gain on Disposal to Impairment. This was a result of the Company restating its September 30, 2004 financial statements to reflect the write-off of $327,700 of loans held for investment.  The restatement did not have an effect on the Balance Sheet, Net Income, Statement of Stockholders’ Equity (Deficit) or Statement of Cashflow.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2006	2005
Computer equipment	$157,343	$144,162
Office furniture	87,224	83,538
Leasehold improvements	26,184	40,220
Less accumulated depreciation	(81,777)	(22,443)
	$188,974	$245,477

Depreciation expense for the years ended December 31, 2006 and 2005 was $76,539 and $18,819, respectively.

NOTE 5.  LICENSE

On November 2, 2006, the Company’s subsidiary, InfoByPhone, entered into to a software license and services agreement with Expert System S.p.A. that grants InfoByPhone an exclusive worldwide perpetual license (exclusive of Italy) for the mobile communications industry to use the Cogito® Contact Mobile Product and the Expert System Technology of Text Mining for structured and unstructured databases, natural language query and answer capability.

The Company had previously signed a letter of intent on August 22, 2006 with Expert System that summarized the scope of the proposed agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid Expert System $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in twelve monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for twelve months. Subsequent to completion of the twelve month start-up phase, Expert System will receive a percentage of the net revenue through the seventh anniversary date of the conclusion of the start-up phase. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. The first database integration was completed in December 2006 and the fee of $39,000 was accordingly recorded as cost of revenue expense as of December 31, 2006. As of December 31, 2006 Expert had not completed the installation of the first database and thus no amortization of the license has been recorded during 2006. Amortization of the license will be over the term of the agreement and commence upon integration of the database software.

NOTE 6. DERIVATIVE LIABILITY

On December 18, 2006, the Company’s Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective, thereby increasing the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000 shares. The increase in authorized shares provided the Company sufficient authorized and un-issued shares to settle any outstanding agreements for common shares. A net loss of $1,004,571 was recorded upon the re-calculation of the fair value of the outstanding warrants and embedded conversion features on December 18, 2006 when the Company was able to assess that it had adequate authorized shares. The derivative liability was zero at December 31, 2006.

On August 10, 2006, the Company had issued 522,500 shares of common stock which caused an insufficient amount of authorized shares to be available for existing contract commitments. Accordingly, on August 10, 2006, the Company was not able to assert that it had a sufficient number of authorized but un-issued shares to satisfy its obligations under outstanding options and warrant agreements. Therefore, the Company accounted for all of its outstanding options and warrants as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants
	At	At September	At December
	issuance	30, 2006	18, 2006
Market price:	$0.31	$0.07	$0.42
Exercise price:	$0.25 - $2.00	$0.25 - $2.00	$0.25 - $2.00
Term:	1 - 5 years	1 - 5 years	1 - 5 years
Volatility:	219%	219%	229%
Risk-free interest rate:	4.89%	4.59%	4.62%
Number of warrants:	9,225,710	9,225,710	9,225,710

The Company used the following methodology to value the embedded conversion features and liquidated damages:

The aggregate fair value of the warrants and options reclassified during the nine-month period ended September 30, 2006 amounted to approximately $2,582,000 at the date of their issuance or reclassification.

NOTE 7.  PROMISSORY NOTES

On January 17, 2006, an unrelated third party loaned the Company $250,000. The loan was evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. An aggregate of 25,000 warrants were issued to the lender, as well as 12,500 warrants to the selling agent for the bridge loan. The warrants are all exercisable at $2.00 per share through January 31, 2011. On May 22, 2006, the Company paid the note in full including penalties of $52,425.

On March 1, 2006, the Company executed loan documents for a $100,000 bridge loan from an unrelated third party. The bridge loan was completed on March 8, 2006 and was evidenced by a 16% secured promissory note due on the earliest of the closing of a financing of $1,000,000 in debt, equity or other infusion of capital, or June 30, 2006. The note was paid in full on April 26, 2006.

On March 22, 2006, an unrelated third party loaned the Company $61,500. The loan was evidenced by a 16% subordinated promissory note due 90 days from the date of issuance. The note was paid in full on August 8, 2006.

On April 3, 2006, the Company completed a $300,000 bridge loan from an unaffiliated lender. The loan was evidenced by a 10% subordinated promissory note due July 2, 2006. The lender also received 60,000 shares of unregistered restricted common stock, which the Company agreed to register for resale. On September 9, 2006, the Company paid the note was paid in full.

On April 14, 2006, an unrelated third party loaned the Company $10,000. The loan was evidenced by a 10% subordinated promissory note due on demand. On September 9, 2006, the Company paid the promissory note in full.

NOTE 8. PROMISSORY NOTES - RELATED PARTIES

On March 1, 2006, the Company’s Chief Executive Officer loaned the Company $105,000. The bridge loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of a financing of $1,000,000 in debt, equity or other infusion of capital, or June 30, 2006. During the year ended December 31, 2006, the Company repaid principal and interest of $102,376 and $7,624, respectively. The principal balance outstanding at December 31, 2006 was $2,624, and the note is currently in default. The Company intends to pay the promissory note in full upon raising additional equity or debt.

In January 2006, a director of the Company loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. As of December 31, 2006, the entire amount of the note remained outstanding and the note currently is in default. The Company intends to pay the promissory note in full upon raising additional equity or debt.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Summary of Preferred Stock Terms

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Series A

On April 25, 2006, the Company designated 1,500,000 shares of 10% (PIK) Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share has a $10 per share liquidation preference.  The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of December 31, 2006, there were 362,500 shares of Series A preferred stock issued and outstanding.

Series B

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $.50 per share payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of December 31, 2006, there were 235,500 shares of Series B preferred stock issued and outstanding.
.

Series C

On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock. The Company’s Amended and Restated Certificate of Incorporation became effective on December 18, 2006, which provided for an increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 unregistered restricted common shares. The Series C preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of December 31, 2006, there were 400,000 shares of Series C preferred stock authorized, all of which were issued and outstanding.

Series E

The Series E preferred stock, $0.01 par value, is non-voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. As of December 31, 2006, there were 680 shares of Series E preferred stock authorized, none of which were issued and outstanding.

Series F

The Series F preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. As of December 31, 2006, there were 1,250 shares of Series F preferred stock authorized, none of which were issued and outstanding.

Series G

The Series G preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. As of December 31, 2006, there were 2,000 shares of Series G preferred stock authorized, none of which were issued and outstanding.

Series I

The Series I preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. As of December 31, 2006, there were 550 shares of Series I preferred stock authorized, none of which were issued and outstanding.

Series L

The Series L preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, F, G, and I preferred stock. The Series L preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. As of December 31, 2006, there were 1,000 shares of Series L preferred stock authorized, none of which were issued and outstanding.

Issuance of Preferred Stock

Commencing April 25, 2006, the Company began an offering of Series A preferred stock in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $1.00 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock into shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 warrants while the exercise price remained at $0.50 per share. The number of warrants issued to the placement agent also increased from 1,000,000 to 2,000,000, exercisable at $.50 per share of common stock rather than $1.00 per share (or such proportionately smaller number if less than the maximum offering amount was raised).

As of December 31, 2006, the Company had completed the sale of a total of 120 Units of the Series A and B preferred stock for aggregate gross proceeds of $5,980,000 ($3,625,000 from the sale of 362,500 shares of Series A preferred stock, and $2,355,000 from the sale of 235,500 shares of Series B preferred stock). The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share, as well as (1) an aggregate of $608,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,060,000 shares of common stock. As of December 31, 2006, accrued dividends of $224,027 and $98,287 were due on the Series A and Series B preferred stock, respectively.

In September 2006, the Company issued 400,000 shares of its Series C preferred stock to financial advisors of the Company in connection with negotiations with Expert System for an exclusive software license agreement.

Issuance of Common Shares for Cash

During 2005, the Company issued an aggregate 1,078,333 shares of common stock to individuals for cash of $323,500.

In July, 2005, the Company completed a private placement of its securities, in which the Company sold 10,666,669 shares of the Company’s common stock for total gross proceeds of $3,200,000. The Company received net proceeds of approximately $2,778,000, after deducting fees payable to the placement agent. These fees included a 10% commission equal to $320,000, payable in cash. The placement agent also received 1,066,710 shares of common stock, and $96,000 for a 3% non-accountable expense allowance, as well as other transaction expenses payable by the Company. The proceeds received in this offering were first used to repay approximately $100,000 of outstanding principal and accrued interest owed to Allied International Fund. The remaining proceeds from this offering were used for research and development, marketing and for working capital and general corporate purposes.

During 2005, seven individuals exercised an aggregate 200,000 common stock warrants with an exercise price of $2.00 per share. The Company received cash of $400,000. In addition, the Company issued these investors 200,000 new warrants at a price of $.90 per share expiring in October 2007. The warrants were treated as direct offering costs and the value was included in additional paid in capital.

Issuance of Common Stock for Services

2005

During 2005, the Company issued an aggregate 2,662,400 shares of common stock for services valued at $689,064. The Company recorded the fair value on the date of issuance based on then-current cash offering prices.

During 2005, the Company issued a total of 2,103,333 shares of common stock valued at $578,759 to seven consultants for services. The Company recorded the fair market value on the date of issuance based on then-current cash offering prices.

2006

Between January and July 2006, the Company issued 87,900 shares of common stock to a non-employee professional services firm for investor relations services. The Company calculated a fair value of $71,875 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2006.

Between April and December 2006, the Company sold the placement agent 537,500 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of Series A preferred stock. The shares issued to the placement agent were in accordance with offering agreement. The Company recorded the amount as a direct offering cost.

In April, 2006, the Company issued 60,000 shares of common stock to a note holder, with a fair market value of $68,400 on the date of issuance. The value was recorded as debt discount and amortized over the life of the debt. As of December 31, 2006 the discount was fully amortized.

In April, 2006, the Company issued 200,000 shares of common stock to the Company’s Chief Executive Officer as a bonus valued at $208,000, the fair market value on the date of issuance. The Company recorded the entire amount as employee compensation in the second quarter of fiscal 2006.

In August, 2006, the Company sold the placement agent 522,500 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of Series A preferred stock. On July 20, 2006 a supplement to the private placement memorandum for the preferred stock offering provided for, among other things, a re-pricing of the offering and the compensation in shares to the placement agent. The additional shares issued to the placement agent were in accordance with the restructured offering. The Company recorded the amount as a direct offering cost.

In August, 2006, the Company issued 150,000 shares of unregistered restricted common stock to a vendor in lieu of payment for services provided. The Company determined a value for the shares of $48,000 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as general and administrative expense in the third quarter of fiscal 2006.

In August, 2006, the Company sold to various financial advisors an aggregate 1,000,000 shares of unregistered restricted common stock at a price of $.001 per share as compensation for services rendered in connection with negotiations with Expert System. The Company determined a value for the shares of $300,000 for such shares, with $299,000 recorded as professional fees expense and $1,000 recorded as a subscription receivable in the third quarter of fiscal 2006. The subscription receivable was offset as an administrative expense due to reimbursable costs incurred by the placement agent as of December 31, 2006.

In September, 2006, the Company issued an aggregate 470,375 shares of unregistered restricted common stock to certain stockholders in accordance with a lock-up agreement entered into by such stockholders with the Company. Holders of shares of common stock of the Company who agreed not to sell their common shares until three months after the effective date of the registration statement covering the underlying shares of the July 20, 2006 amended preferred stock offering were given a 5% stock fee as compensation. The Company determined a value for the shares of $371,596 based on the fair market value of the stock upon issuance of the stock fee. The Company recorded the entire amount as general and administrative expense in the third quarter of fiscal 2006.

Options and Warrants issued for Consulting Services

2005

During 2005, the Company issued a total of 200,000 common stock warrants with an exercise price of $.90 per share to a consultant for services expiring in February 2006. The Company recorded the fair market value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.5%, and expected lives of five to ten years. The Company recorded $371,800 in accordance with the Black-Scholes pricing model. The term of the services was from November 2005 to February 2006. The Company recorded an expense of $136,327 for the year ended December 31, 2005 and deferred compensation of $235,473. The Company recognized $235,473 of general and administrative expense in 2006.

2006

Between April and December 2006, the Company issued warrants in accordance with the Series A and Series B preferred stock offering. The Series A holders received 3,625,000 warrants to purchase the Company’s common stock, exercisable for a period of three years at a price of $1.00 per share. The Series B holders received 4,710,000 warrants to purchase the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share.

In March, 2006, the Company issued 52,500 common stock warrants to a note holder with an exercise price of $2.00 per share for financing fees on $350,000 of notes expiring in five years. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.50%, and expected lives of five years. The Company recorded $108,622 in financing fees in the first quarter of fiscal 2006.

In July, 2006, the Company issued 200,000 common stock warrants to a vendor with an exercise price of $0.50 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded a $69,000 professional fee expense in the third quarter of fiscal 2006.

In August, 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share for past services rendered. The warrants vest with respect to 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. The Company recorded the fair market value of the 183,333 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $21,000 and $37,000 in general and administrative expense for the fiscal 2006 third and fourth quarters, respectively.

Warrants outstanding at December 31, 2006 were as follows:

Warrants
Outstanding at beginning of year	1,131,543
Granted	9,787,500
Exercised	--

Warrants at December 31, 2006	10,919,043

NOTE 10. STOCK OPTION PLAN

Effective January 1, 2006, the Company’s 2005 and 2006 Plans were accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123 (R), the Company’s results for the year ended December 31, 2006 include share-based compensation expense totaling $2,453,523, which has been included in salaries and compensation expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Accounting for Non-Employee Awards

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) as of January 1, 2006 had no material impact on the accounting for non-employee awards.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

	2006	2005
Net loss available to common shareholders
As Reported	$(12,574,002)	$(8,819,720)
Stock-based compensation cost	--	(868,757)
Pro Forma	$(12,574,002)	$(9,688,477)
Basic and diluted loss per share
As Reported	$(.46)	$(.59)
Pro Forma	$(.46)	$(.64)

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the	For the
	year ended	year ended
	December 31, 2006	December 31, 2005
Expected term (in years)	5-10	5 - 10
Expected volatility	219% - 229%	172%
Expected dividend yield	0%	0%
Risk-free interest rate	4.73% - 4.76%	4.50%

There were 7,722,000 and 1,920,000 employee stock options outstanding in the years ended December 31, 2006 and 2005, respectively.

Plan Information

On August 4, 2006, the Company’s 2006 Employee Stock Incentive Plan (the “2006 Plan”) was approved and adopted by the Board of Directors. The 2006 Plan is scheduled to become effective upon the approval of the Company’s stockholders either at an annual or special meeting to be held within one year from the date of adoption by the Board of Directors. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company, to purchase up to 3,000,000 shares of common stock. Options are granted at various times and vest over various periods. As of December 31, 2006, the Company had issued a total of 1,702,000 options pursuant to the 2006 Plan.

Under the 2005 Management and Director Equity Incentive Stock Option Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants of the Company to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods. As of December 31, 2006, the Company had issued a total of 1,920,000 options pursuant to the 2005 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.5%, and expected lives of three to four years.

On September 20, 2006, the Company cancelled a total of 2,000,000 common stock options previously granted to the Company’s Chief Executive Officer at a per share exercise price of $1.01, and issued in replacement thereof 2,000,000 common stock options at a price of $0.50 per share expiring 10 years from the date of issuance. The Company recorded an expense of $1,179,600 for the year ended December 31, 2006 in connection therewith.

In addition, the Company cancelled a total of 200,000 common stock options previously granted to directors of the Company at a per share exercise price of $1.01, and issued in replacement thereof 200,000 common stock options at a price of $0.50 per share expiring 10 years from the date of issuance. The Company recorded an expense of $58,980 for the year ended December 31, 2006 in connection therewith.

A summary of the status of the Company’s stock options as of December 31, 2006 and the changes during the period ended is presented below:

		Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	--	$--
Granted	1,920,000.70
Outstanding at December 31, 2005	1,920,000	$.70
Issued	8,272,000	$.68
Cancelled	(2,470,000)	$.98
Outstanding at December 31, 2006	7,722,000	$.58
Exercisable at December 31, 2006	4,853,000	$.63
Weighted average exercise price of
options granted to employees
at December 31, 2006	$.68

	Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at December	Contractual	Exercise	at December	Exercise
Price	31, 2006	Life	Price	31, 2006	Price

$.50-$.85	7,452,000	7.5	$0.54	4,583,000	$0.56
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at December	Contractual	Exercise	at December	Exercise
Price	31, 2005	Life	Price	31, 2005	Price

$.66-$.85	1,920,000	7.5	$0.70	1,269,000	$0.70

NOTE 11. DISCONTINUED OPERATIONS

As of December 30, 2005, the Company sold the operations of its subsidiary, Ocean West Enterprises, for $1.00 to Container/ITW, Inc. Accordingly, all amounts from June 6, 2005 (date of acquisition) to December 30, 2005 have been reclassified to conform to this presentation.

Discontinued operations for the period June 6, 2005 to December 30, 2005 are as follows:

2005

Sales	$402,515
Cost of goods sold	(217,681)
Operating expenses	(1,022,932)
Goodwill impairment	(6,338,357)
Other income (expense)	(68,689)
Income (loss) from discontinued operations	$(7,245,144)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Content Contracts

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

Future minimum payments are expected to be approximately as follows:

Year Ended December 31,

2007	$120,995
2008	89,395
$210,390

Lease Commitments

The Company’s principal operating offices are located at 26 Executive Park, Suite 250, Irvine, California 92614. The lease is for approximately 2,641 square feet under a 3-year lease ending in 2008, at a current monthly rental rate of $5,779. We lease approximately 1,100 square feet of office space under a month-to-month lease in Deerfield Township, Ohio at a monthly rent of $2,523. We lease approximately 300 square feet on Long Island, New York at a monthly rent of $1,455.

We also lease approximately 1,100 square meters of office space under a one-year lease in Makati City, Manila, Philippines at a monthly rent of $6,130, which lease expires September, 2007. There is an option for a second year on this lease at a rent that may be increased by a maximum ten percent for the renewal term

Rent expense for the years ended December 31, 2006 and 2005 was $188,363 and $86,660, respectively.

Future minimum lease payments are expected to be approximately as follows:

Year Ended December 31,

2007	$163,119
2008	59,160
$222,279

Employment Contracts

In July 2005, the Company entered into an employment agreement with its President for a term of three years at an annual minimum salary of $110,000, with additional bonuses and fringe benefits as determined by the Board of Directors. In April, 2006 the Company increased the President’s base salary to $250,000 per year and provided for an automobile allowance of $6,840 per year.

On October 10, 2006, the Company entered into employment agreements with eight executives, each for a term of one year at an annual average salary of $74,450, with additional bonuses and benefits as determined by the Board of Directors.

Financial Advising Agreements

In July 2006, the Company entered into a financial consulting agreement for twenty-four months at a rate of $5,000 per month. The Company has prepaid the consulting fees through May 2007 and owes a remaining $65,000 in monthly fees through May 2008.

Pursuant to an underwriting agreement with its financial advisor, the Company is obligated to an exclusive period of twenty-four months commencing on March 1, 2007 and ending on February 28, 2009.

Litigation

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, a former consultant of the Company, has filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) seeking specific performance of an agreement which provided for “piggyback” registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company has agreed to register the shares. The Company has answered the complaint, denied the claims and the court has given the plaintiff until April 13, 2007 to amend its complaint or the Company will be given the opportunity to have the complaint dismissed.

In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s principal shareholder (“CDA”), and for CDA’s failure to advise the Company’s stockholders of the sale of the company until after the Reverse Merger. As of December 31, 2006, the Company has not accrued any expense related to the claim and no further developments have occurred regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered by IndyMacBank, F.S.B., in the Los Angeles Superior Court against Ocean West Holding Corporation, OWE and CDA and Does 1 through 100, inclusive. The underlying complaint brought by a federal bank alleged a default by OWE under settlement agreements with the plaintiff which purchased certain loans from OWE however the complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date. Personal service upon the Company’s registered agent was claimed, however, the Company was never served and will seek to remove the judgment.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, Consumer Direct of America, the Company’s principal shareholder, and their respective affiliates under both the Exchange Agreement and an Assignment and Assumption of Liabilities Agreement dated May 23, 2005 that the Company entered into with the former principals in connection with the Reverse Merger (See Note 1 above). As of December 31, 2006, the Company has not accrued any amount for this guarantee.

Note 13. INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the years ended December 31, 2006 and 2005 is summarized as follows:

2006	Current	Deferred	Total

Federal	$-	$-	$-
State	800	-	800
Foreign	-	12,032	12,032
	$800	$12,032	$12,832
2005
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	$-	$-	$-

Income tax expense for the years ended December 31, 2006 and 2005 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

Expected income tax expense (benefit) from operations at Federal tax rate	$(4,270,798)
State income tax	(732,069)
Stock compensation	74,889
Foreign rate differential	41,460
Permanente differences	11,878
Foreign tax	12,032
Valuation allowance	4,875,440

$12,832

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

Deferred tax assets:	2006	2005

Net operating loss carryforward (benefit)	$(6,899,802)	$(2,024,362)

Total gross deferred tax assets	(6,899,802)	(2,024,362)
Less valuation allowance	6,899,802	2,024,362
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $5,198,000 available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $6,899,802. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $4,875,440.

The Company is also delinquent in filing certain federal and state income tax returns for 2004 and 2005 and is working to complete and file the returns. The Company does not anticipate any tax liability due to the losses incurred to date and the net operating loss carryforwards available to the Company.

NOTE 14. SUBSEQUENT EVENTS

Expert System S.p.A. Acquisition Letter of Intent

On April 12, 2007, the Company announced that it had entered into a letter of intent to acquire 100% of the capital stock of Expert System S.p.A. The transaction is subject to the Company obtaining required financing for the combined entity, audited financial statements, execution of employment agreements with management, necessary due diligence, the execution of a definitive acquisition agreement, third party and governmental consents and other customary closing conditions. This acquisition is contemplated to close within the next three to four months so long as the funding is in place to meet the terms of the letter of intent.

Preferred Stock Financing

Beginning in April 2006, the Company began an offering of preferred stock, $0.01 par value, to accredited investors in exchange for cash. In connection with preferred offering, the Company granted each investor the right to receive 200% warrant coverage. Between January 1, 2007 and February 26, 2007, the Company raised an aggregate $725,000 in subscription for 72,500 additional shares of Series B preferred stock, convertible into 1,450,000 common shares, and issued warrants to purchase 1,450,000 shares of common stock. The Company paid $99,000 in placement fees and issued 140,000 shares of common stock to the placement agent in connection with such sales of preferred stock. As of February 26, 2007, this offering was closed to any new funding.

Bridge Loan Financing

Beginning in February, 2007, the Company commenced a bridge loan on a “best-efforts” no minimum basis, of up to $3 million principal amount of 12% Senior Promissory Notes due and payable 90 days from the date of issuance unless extended by the Company for up to an additional 90 days. The Company will issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. As of April 10, 2007, the Company had borrowed $375,000 and issued warrants to purchase 750,000 shares of common stock. The Company paid $12,250 in placement fees in connection with such issuance of bridge notes.

Issuance of Common Stock for Services

Beginning in January 2007, the Company entered into an agreement for investor relations and marketing services through March 31, 2007 and issued 165,000 shares of unregistered restricted common stock.

Series C Convertible Preferred Stock Conversions

On January 10, 2007, holders of Series C preferred stock converted 400,000 shares into 4,000,000 shares of unregistered restricted common stock.

Short-term Liquidity Problems

During the first quarter of fiscal 2007, the Company continued to experience liquidity problems and had insufficient cash on hand to effectively manage its business. During such period, the Company raised $725,000 through a preferred stock offering and $375,000 through bridge loan financing to accredited investors. The Company has continued to raise operating cash through additional bridge loan financing, and our management is in the process of negotiating additional financing.