Form 10QSB
period 2007-03-31
AskMeNow,Inc.
filed 2007-05-15
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 000-44971

AskMeNow, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	71-0876952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 33,299,887 shares of common stock, par value $.01 per share, outstanding as of May 7, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: |_| No: |X|

AskMeNow, Inc. and Subsidiaries

Quarterly Report on Form 10-QSB
Period Ended March 31, 2007

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
CURRENT ASSETS	2007	2006
	(Unaudited)
Cash	$41,165	$61,279
Accounts receivable, net	9,367	13,860
Prepaid expenses and other current assets	67,862	79,151
Total Currents Assets	118,394	154,290

PROPERTY AND EQUIPMENT, NET	169,766	188,974

OTHER ASSETS
License	150,000	150,000
Debt offering costs, net	173,974	-
Deposits	47,836	47,496

TOTAL ASSETS	$659,970	$540,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable	$1,051,899	$1,099,937
Accrued expenses	499,290	326,797
Notes payable	80,000	-
Notes payable - related party	102,624	102,624
Deferred Tax Liability	12,054	16,786
Total Current Liabilities	1,745,867	1,546,144

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 10,000,000 shares authorized at March 31, 2007 and December 31, 2006
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized, 237,500 and 362,500 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,375,000	3,625,000
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized, 433,000 and 235,500 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,330,000	2,355,000
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized, zero and 400,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	-	4,000
Series E Preferred Stock, 680 shares authorized, none issued and outstanding	-	-
Series F Preferred Stock, 1,250 shares authorized, none issued and outstanding	-	-
Series G Preferred Stock, 2,000 shares authorized, none issued and outstanding	-	-
Series I Preferred Stock, 550 shares authorized, none issued and outstanding	-	-
Series L Preferred Stock, 1,000 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par value, 100,000,000 shares authorized, 33,299,887 and 28,994,887 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	333,000	289,950
Class B common stock $0.01 par value, 5,000,000 authorized, none issued and outstanding	-	-
Class D common stock $0.01 par value, 600,000 authorized, none issued and outstanding	-	-
Additional paid-in-capital	16,668,616	14,907,308
Foreign currency translation	4,764	1,925
Accumulated deficit	(24,797,277)	(22,188,567)
Total Stockholders' Equity (Deficit)	(1,085,897)	(1,005,384)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$659,970	$540,760

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUE
Revenue from mobile services	$5,805	$4,071
	5,805	4,071
COSTS AND OPERATING EXPENSES

Cost of revenue	304,398	219,482
Research and development	24,231	68,429
General and administrative	521,305	744,219
Professional fees	637,249	478,167
Salaries and compensation	1,042,396	471,724
Total Operating Expenses	2,529,579	1,982,021

Operating Loss from Operations	(2,523,774)	(1,977,950)

OTHER INCOME (EXPENSE)
Interest expense	(84,936)	(118,565)
Total other expense	(84,936)	(118,565)

Net Loss before income taxes	(2,608,710)	(2,096,515)
Income taxes	-	-

Net Loss	(2,608,710)	(2,096,515)
Preferred stock dividends	(162,918)	-

Net loss applicable to common shareholders	$(2,771,628)	$(2,096,515)

Basis and diluted net loss per common share	$(0.09)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	29,932,243	25,967,012

ASKMENOW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(2,608,710)	$(2,096,515)
.

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,913	18,546
Amortization of deferred compensation	-	235,473
Amortization debt discount	80,000	-
Amortization of debt offering costs	44,162	-
Subscription receivable	1,400	-
Stock, warrants and options issued for services	1,304,821	278,103
Warrants issued for financing fees		108,622
Changes in assets and liabilities
Accounts receivable	4,493	(2,995)
Prepaid expenses	11,290	(4,403)
Deposits	(340)	(677)
Accounts payable	(48,038)	536,751
Accrued expenses	172,494	85,819
Deferred taxes	(4,733)	-
Net Cash Used In Operating Activities	(1,023,248)	(841,276)

INVESTING ACTIVITIES
Purchase of equipment	(705)	(1,934)
Net Cash Used In Investing Activities	(705)	(1,934)

FINANCING ACTIVITIES
Cash overdraft	-	123,902
Proceeds from notes payable	375,000	399,000
Proceeds from notes payable - related party	-	205,000
Net proceeds from issuance of preferred stock	626,000	-
Net Cash Provided By Financing Activities	1,001,000	727,902

EXCHANGE RATE GAIN	2,839	(261)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,114)	(115,569)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,279	159,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,165	$44,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$298,636	$0

ASKMENOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2007
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
(A) Organization
AskMeNow, Inc., formerly Ocean West Holding Corporation(the “Company”), was incorporated in Delaware in August 2000, and is a holding company and the parent company of InfoByPhone, Inc. (“InfoByPhone”). InfoByPhone provides information services and content through its AskMeNow™ service to mobile devices. This service allows mobile users to ask questions and receive answers through text messaging/SMS and email. InfoByPhone was formed as a Delaware corporation in June 2004 and was acquired by the Company pursuant to the reverse merger transaction discussed below. The Company also has a foreign wholly-owned subsidiary, AskMeNow, Inc., a Philippine corporation formed in August 2005.

On June 18, 2004, InfoByPhone consummated an agreement with InfoByPhone, LLC, an Ohio LLC formed in January 2004, pursuant to which InfoByPhone, LLC exchanged 100% of its member units for 1,465,000 shares or approximately 80% of the common stock of InfoByPhone. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, LLC.

On June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”), pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. In connection with the Reverse Merger, the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate 5,586,004 shares of authorized but unissued shares of common stock, par value $0.01, of the Company that, with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder’s fee, constituted approximately 56% of the capital stock of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, Inc.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first three months of 2007, the Company raised net proceeds of $626,000 through the private sale of unregistered, convertible preferred stock. In addition, the Company raised $375,000 through the issuance of notes payable to investors. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

(B) Basis of Presentation

The consolidated financial statements as of and for the periods ended March 31, 2007 and 2006 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007 or for any other period.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of AskMeNow, Inc. and its wholly-owned subsidiaries, InfoByPhone, Inc., AskMeNow, Inc., a Philippines corporation, and InfoByPhone, LLC.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Revenue Recognition

The Company recognizes revenue for all submitted questions at the time of the inquiry. For advertising space sold, the Company recognizes revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2007 and December 31, 2006, there were no cash equivalents.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(E) Concentrations of Risk

During fiscal 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of March 31, 2007 and December 31, 2006, approximately 28% and 39% of the Company’s consolidated assets were located in the Philippines, respectively.

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2007 and December 31, 2006, the Company had no amounts in excess of FDIC insurance limits.  At March 31, 2007, the Company had total cash of $2,900 in banks located in the Philippines. At December 31, 2006, the Company had total cash of $18,282in banks located in the Philippines.

During the three months ended March 31, 2007, one customer accounted for 53% of the Company’s sales. For the three months ended March 31, 2006 one customer accounted for 38% of the Company’s sales.

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

(H) Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended March 31, 2007 and 2006 were $22,524 and $105,345, respectively.

(I) Income Taxes

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

(J) Other Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information on its consolidated statement of changes in stockholders’ equity (deficit).

(K) Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity (deficit) as other comprehensive income (loss). As of March 31, 2007, the translation adjustment was not material.

(L) Loss Per Share

The Company follows SFAS No. 128, “Earnings per Share” in calculating basic and diluted loss per share. Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. Potential common shares issuable in connection with warrants, options and convertible preferred stock were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential shares of common stock issuable upon exercise or conversion of dilutive warrants, stock options and convertible preferred stock at March 31, 2007 and 2006 were 40,221,501 and 3,334,043, respectively.

(M) Business Segments

The Company operates in one segment, mobile devices.

(N) Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

(O) Research and Development

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

(P) Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS Nos. 155, 156, 157, 158, and 159 have no current applicability to the Company and have no current effect on its financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Computer equipment	$156,574	$157,343
Office furniture & equip	87,929	87,224
Leasehold improvements	22,525	26,184
Less accumulated depreciation	(97,262)	(81,777)
	$169,766	$188,974

Depreciation expense for three months ended March 31, 2007 and 2006 was $19,913 and $18,546, respectively.

NOTE 4. LICENSE

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

The Company had previously signed a letter of intent on August 22, 2006 with Expert System that summarized the scope of the proposed agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid Expert System $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in twelve monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for twelve months. Subsequent to completion of the twelve month start-up phase, Expert System will receive a percentage of the net revenue through the seventh anniversary date of the conclusion of the start-up phase. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. As of March 31, 2007, Expert had not completed the installation of the required databases and thus no amortization of the license has been recorded during the quarter. Amortization of the license will be over the term of the agreement and commence upon integration of the database software.

NOTE 5. PROMISSORY NOTES

Beginning in February 2007, the Company began an issue of up to $3,000,000 in Bridge promissory notes to accredited investors. The Company issued $375,000 in promissory notes through March 31, 2007. The notes bear interest at 12% per annum payable 90 days after the date of issuance unless extended by the Company for up to an additional 90 days. In the event the Company extends the maturity date, the interest rate shall increase to 14% per annum from the original maturity date until the note is paid. As part of the Bridge offering the Company is obligated to issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. An aggregate 12,000,000 common stock purchase warrants will be issued by the Company if the full $3,000,000 is subscribed. At March 31, 2007, 1,500,000 warrants to purchase common stock at $.50 per share with a term of five years were issued to investors. The Company calculated a debt discount for the value of the warrants issued at March 31, 2007 amounting to $375,000, which will be amortized over the life of the notes. The Company recorded additional interest expense of $80,000 to reflect the amortization of the discount during the quarter ended March 31, 2007.

As part of the Bridge offering the Company offered the selling agent warrants to purchase 3,600,000 shares of common stock of the Company if the entire Bridge financing of $3,000,000 is subscribed, or a proportionately smaller number of warrants if less money is loaned. At March 31, 2007, 450,000 warrants to purchase common stock at $.50 per share with a term of five years were issuable to the selling agent. The Company calculated a debt offering cost asset amount for the value of the warrants issued at March 31, 2007 amounting to $218,136, which will be amortized over the life of the notes. The Company recorded amortization expense of $44,162 to reflect the amortization of the debt offering costs during the quarter ended March 31, 2007. The net book value of the debt offering costs at March 31, 2007 was $173,974.

NOTE 6. PROMISSORY NOTES - RELATED PARTIES

On March 1, 2006, Darryl Cohen, the Company’s Chief Executive Officer, loaned the Company $105,000. The bridge loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of a financing of $1,000,000 in debt, equity or other infusion of capital, or June 30, 2006. During the year ended December 31, 2006, the Company repaid principal and interest of $102,376 and $7,624, respectively. The principal balance outstanding at March 31, 2007 was $2,624, and the note is currently in default. The Company intends to pay the promissory note in full upon raising additional equity or debt.

In January 2006, Sandro Sordi, a director of the Company, loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. As of March 31, 2007, the entire amount of the note remained outstanding and the note currently is in default. The Company intends to pay the promissory note in full upon raising additional equity or debt.

NOTE 7. STOCKHOLDERS’ DEFICIT

(A) Common Stock

In January, 2007, the Company sold the placement agent 140,000 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of 10% (PIK) Series A Preferred Stock. The Company recorded the amount as a subscription receivable of $1,400 during the quarter ended March 31, 2007. The subscription receivable was offset as an administrative expense due to reimbursable costs incurred by the placement agent as of March 31, 2007.

Between January and March 2007, the Company issued an aggregate 165,000 shares of unregistered restricted common stock to a non-employee professional services firm for investor relations services. The Company determined a value for the shares of $74,400 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as an administrative expense at March 31, 2007.

(B) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Series A

On April 25, 2006, the Company designated 1,500,000 shares of Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share has a $10 per share liquidation preference. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of March 31, 2007, there were 237,500 shares of Series A preferred stock issued and outstanding. As of March 31, 2007, accrued dividends for the quarter then-ended were $58,562 and cumulative dividends were $211,370 on the Series A preferred stock.

Series B

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law. For the quarter ended March 31, 2007, there were 433,000 shares of Series B preferred stock issued and outstanding. As of March 31, 2007, accrued dividends for the quarter then-ended were $104,356 and cumulative dividends were $273,862 on the Series B preferred stock.

Series C

On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock. The Company’s Amended and Restated Certificate of Incorporation became effective on December 18, 2006, which provided for an increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 unregistered restricted common shares. The Series C preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of March 31, 2007, no shares of Series C preferred stock were issued or outstanding.

Series E

The Series E preferred stock, $0.01 par value, is non-voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. As of March 31, 2007, there were 680 shares of Series E preferred stock authorized, none of which were issued and outstanding.

Series F

The Series F preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. As of March 31, 2007, there were 1,250 shares of Series F preferred stock authorized, none of which were issued and outstanding.

Series G

The Series G preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. As of March 31, 2007, there were 2,000 shares of Series G preferred stock authorized, none of which were issued and outstanding.

Series I

The Series I preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. As of March 31, 2007, there were 550 shares of Series I preferred stock authorized, none of which were issued and outstanding.

Series L

The Series L preferred stock, $0.01 par value, is voting stock and is redeemable at the Company’s option. The redemption price shall equal the issuance price plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, F, G, I, and K preferred stock. The Series L preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. As of March 31, 2007, there were 1,000 shares of Series L preferred stock authorized, none of which were issued and outstanding.

Preferred Stock Offerings

Commencing April 25, 2006, the Company began an offering of Series A preferred stock in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock for shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 warrants while the exercise price remained at $0.50 per share.  The number of warrants issued to the placement agent also increased from 1,000,000 to 2,000,000, exercisable at $.50 per share of common stock rather than $1.00 per share (or such proportionately smaller number if less than the maximum offering amount was raised).

During the three months ended March 31, 2007, the Company had completed the sale of an additional 13 Units equal to $725,000 in additional investment. During the same period, Series A holders exchanged $1,250,000 of investment for Series B shares. The offering was closed to new investment on February 28, 2007 with a total of 134 Units of the Series A and B preferred stock for aggregate gross proceeds of $6,705,000 ($2,375,000 from the sale of 237,500 shares of Series A preferred stock, and $4,330,000 from the sale of 433,000 shares of Series B preferred stock). The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share, as well as (1) an aggregate of $707,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,200,000 shares of common stock.

(C) Option and Warrants issued for Consulting Fees

In January, 2007, the Company issued 200,000 common stock warrants to a financial advisor with an exercise price of $0.65 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $130,000 in administrative expense for the quarter ended March 31, 2007.

In August, 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share for past services rendered. The warrant agreement provided for vesting of 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. During the quarter ended March 31, 2007, the Company recorded the fair market value of 16,667 previously unvested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rate of 4.84%, and expected lives of five years. The Company recorded $5,265 in administrative expense for the quarter ended March 31, 2007.

In January, 2007, the Company issued 1,000,000 common stock warrants with an exercise price of $.55 per share to a financial consultant for past services rendered. The warrants vest 600,000 shares immediately with the remaining 400,000 vesting at twenty-five percent increments every ninety days until January 2008. During the quarter ended March 31, 2007, the Company recorded the fair market value of the 667,778 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $368,000 in professional fees for the quarter ended March 31, 2007.

As discussed elsewhere herein, during the quarter ended March 31, 2007, the Company also issued warrants to purchase (a) 1,450,000 shares of common stock in connection with $750,000 of new subscriptions for preferred stock Units, (b) 1,250,000 shares of common stock in connection with the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred stock shares, and (c) 1,500,000 shares of common stock in connection with $375,000 raised in the Bridge note offering. The Company was also contractually committed to issue 450,000 warrants for shares of common stock to the placement agent in the Bridge note offering.

Warrants outstanding at March 31, 2007 were as follows:

Warrants
Outstanding at beginning of year	10,919,043
Granted	5,850,000
Exercised	—
Warrants at March 31, 2007	16,769,043

NOTE 8. STOCK OPTION PLAN

Effective January 1, 2006, the Company’s 2005 and 2006 Plans (as defined below) were accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the three months ended March 31, 2007 include share-based compensation expense totaling $727,941, which has been included in salaries and compensation expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Accounting for Non-employee Awards

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) as of January 1, 2006, has had no material impact on the accounting for non-employee awards.

 The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the three months ended March 31, 2007
Expected term (in years)	5
Expected volatility	240%
Expected dividend yield	0%
Risk-free interest rate	4.50%

There were 1,350,000 and zero employee stock options granted in the three months ended March 31, 2007 and 2006, respectively. None of the options granted during the first quarter of 2007 to employees were granted under the Company’s employee stock option plans.

Plan Information

In August, 2006, the 2006 Employee Stock Incentive Plan (the “2006 Plan”) was approved and adopted by the Board of Directors. The 2006 Plan is scheduled to become effective upon the approval of the holders of a majority of the Company’s common stock either at an annual or special meeting to be held within one year from the date of adoption by the Board of Directors. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 3,000,000 shares of common stock. Options are granted at various times and vest over various periods. As of March 31, 2007, the Company had issued a total of 1,702,000 options pursuant to the 2006 Plan.

Under the 2005 Management and Director Equity Incentive Stock Option Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods. As of March 31, 2007, the Company had issued a total of 1,920,000 options pursuant to the 2005 Plan.

As noted above, during the quarter ended March 31, 2007, options totaling 1,350,000 were granted to employees, all of which were granted outside the 2006 and 2005 Plans.

A summary of the status of the Company’s stock options as of March 31, 2007 and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	7,722,000	$.58
Issued	1,350,000.62
Cancelled	--	--
Outstanding at March 31, 2007	9,072,000	$.59
Exercisable at March 31, 2007	6,561,834
Weighted average exercise price of options granted to employees at March 31, 2007	$.60

Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$.50-$.85	8,802,000	7.5	$0.55	6,291,834	$0.55
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

NOTE 9. COMMITMENTS AND CONTINGENCIES

Content Contracts

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The content costs associated with these contracts are included in costs of revenues.

Future minimum payments are approximately as follows:

Year Ended March 31,
2007	$90,750
2008	89,395
$180,145

Employment Contracts

In July 2005, InfoByPhone entered into an employment agreement with Darryl Cohen for a term of three years at an annual minimum salary of $110,000, with additional bonuses and fringe benefits as determined by the Board of Directors. In April, 2006 the Company increased the President’s base salary to $250,000 per year and provided for an automobile allowance of $6,840 per year.

On October 10, 2006, the Company entered into employment agreements with eight executives, each for a term of one year at an annual average salary of $74,450, with additional bonuses and fringe benefits as determined by the Board of Directors.

Financial Advisory Agreement

In July 2006, the Company entered into a financial advisory agreement for twenty-four months at a rate of $5,000 per month. The Company has prepaid the consulting fees through May 2007 and owes a remaining $65,000 in monthly fees through May 2008. Pursuant to an underwriting agreement with its financial advisor, the Company is obligated to an exclusive period of twenty-four months commencing on March 1, 2007 and ending on February 28, 2009.

Financial Consulting Agreement

In January 2007, the Company entered into a financial consulting agreement for twelve months at a rate of $14,600 per month.

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

In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s then-principal shareholder (“CDA”), and for CDA’s failure to advise the Company’s stockholders of the sale of the company until after the Reverse Merger. As of March 31, 2007, the Company has not accrued any expense related to the claim and no further developments have occurred regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of IndyMacBank, F.S.B., in the Los Angeles Superior Court against the Company (then known as Ocean West Holding Corporation), former subsidiary Ocean West Enterprises, Inc. (“OWE”), CDA and Does 1 through 100, inclusive. The underlying complaint brought by the federal bank alleged a default by OWE under settlement agreements with the bank, which had purchased certain loans from OWE. The complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date. Personal service upon the Company’s registered agent was claimed, but the Company was never served and will seek to remove the judgment.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA, and their respective affiliates under both the Exchange Agreement and an Assignment and Assumption of Liabilities Agreement dated May 23, 2005 that the Company entered into with the former principals in connection with the Reverse Merger. As of March 31, 2007, the Company has not accrued any amount for this guarantee.

NOTE 10. SUBSEQUENT EVENTS

Bridge Loan Financing

Beginning in February, 2007, the Company commenced a bridge loan offering on a “best-efforts” no minimum basis, of up to $3 million principal amount of 12% Senior Promissory Notes due and payable 90 days from the date of issuance unless extended by the Company for up to an additional 90 days. The Company will issue $0.50 warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. As of May 11, 2007, the Company had borrowed and additional $2,625,000 and closed the $3,000,000 offering. The Company issued warrants to purchase an aggregate 10,500,000 shares of common stock as part of the additional borrowing. The Company also will issue to the placement agent 3,600,000 warrants to purchase common stock in connection with such issuance of bridge notes.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Statements contained herein and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied in any such forward-looking statements include: our ability to continue to lower our costs, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions, adverse changes in general economic conditions in the U.S. and internationally, and political and economic uncertainties associated with current world events. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates,” “plans” or similar expressions to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

General

AskMeNow, Inc. is a holding company and parent of InfoByPhone, Inc., a Delaware corporation. InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow™ Service. The service is a new mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to email or text message questions. An answer is then text messaged or emailed back to the consumer’s mobile device, usually within a matter of minutes.

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

The service was launched from beta in November 2005. The release has been directed primarily to cell phone users in the United States and Canada. We currently generate fees from user inquiries. In the future, we expect to generate revenues through fees generated from advertisers utilizing our ad space to promote products and by charging customers that ask questions that are not able to be asked in our templated formats. We also expect to generate revenue from affiliate partnerships that provide our customers with the opportunity to purchase ring tones, wallpaper, games and other items.

Reverse Merger

Effective June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization, dated as of April 14, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”). In connection with the transaction, InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate of 5,586,004 shares of authorized but unissued shares of common stock, par value $0.01, of the Company that, with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder’s fee, constituted approximately 56% of the then-outstanding capital stock of the Company.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The financial statements of the Company’s Philippines subsidiary are translated to the U.S. dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. As of March 31, 2007, the translation adjustment was ($4,764).

Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS Nos. 155, 156, 157,158, and 159 have no current applicability to the Company and have no current effect on its financial statements.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC.

Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006

Revenue

Revenues for the three months ended March 31, 2007 were $5,805, an increase of $1,734, or 43%, over revenues of $4,071 for the three months ended March 31, 2006.

The increase in our revenues was due to the Company rolling out its service on a per use basis to new subscribers of SMS service (text messaging). During the three month period ended March 31, 2007, the Company continued to generate revenue from various customers on a per use basis. In addition, the Company anticipates an increase in sales in the United States as it expands its current marketing program within the next six to twelve months.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2007 amounted to $304,398, an increase of $84,916, or 39%, over cost of revenue of $219,482 for the quarter ended March 31, 2006. The increase relates primarily to an increase in payroll costs incurred by the Company as it implements its mobile services. The Company expects to continue to incur significant costs in its mobile services division as it continues to expand its services offering. Most of the costs are derived from its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.

Research and Development

For the quarter ended March 31, 2007, our research and development expenditures were $24,231, a decrease of $44,198, or 65%, over expenses of $68,429 for the quarter ended March 31, 2006. The decrease was the result of a related reduction in R&D payroll costs incurred by the Company. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2007 amounted to $521,305, a decrease of $222,914, or 30%, over general and administrative expenses of $744,219 for the quarter ended March 31, 2006. The reduction is primarily the result of a reduction in advertising costs and consulting fees resulting in a cost savings of $105,000 and $103,000, respectively. The Company’s significant general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the three months ended March 31, 2007 were $637,249, an increase of $159,082, or 33%, over professional fees of $478,167 for the three month period ended March 31, 2006. The increase is related to an overall increase in financings, SEC filings, and agreements negotiated during the three months ended March 31, 2007. Professional fees consist of legal and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with various contracts and agreements prepared on behalf of the Company.

Salaries and Compensation

Salaries and compensation expense for the three months ended March 31, 2007 increased by $570,672 to $1,042,396, or 121%, over expenses of $471,724 for the same period ended March 31, 2006. This increase is primarily related to the compensation expense taken pursuant to SFAS No. 123(R) for employee stock option plan and other officer and director compensation.

Other Income/Expense

Interest Expense

Interest expense during the quarter was $84,936 a decrease of $33,629 over interest expense of $118,565 for the same period ended March 31, 2006. The decrease was a result of the difference in debt discounts incurred during the periods relating to the warrants given to the debt holders as part of offerings.

Net Loss

The net loss for the three-month period ended March 31, 2007 before preferred dividends totaled $2,608,918, compared with $2,096,515 for the same period in 2006, an increase of $512,195 or 24%. The increase resulted primarily from the non-cash increase in compensation expense taken pursuant to SFAS No. 123(R) and increased professional fees and payroll costs. In addition, cumulative dividends on the outstanding Series A and Series B convertible preferred stock totaled $162,918 for the three months ended March 31, 2007 compared with zero for the same period in 2006. The combined net loss applicable to common shareholders for the three months ended March 31, 2007 was $2,771,628, or $0.09 per share, on 29,932,243 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the three-month period ended March 31, 2006 of $2,096,515, or $0.08 per share, on 25,967,012 weighted average common shares outstanding.

Liquidity and Capital Resources

Product development, the national rollout of our service, initial sales, financial advisors, expansion of service offerings, call center operational staffing in the Philippines, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until our products and services reach profitability and are fully introduced into the market. We used $1,023,248 and $841,276 for the three months ended March 31, 2007 and 2006, respectively, in operating activities.

We were able to raise $1,001,000 in net proceeds from the sale of convertible preferred stock and bridge notes payable during the three months ended March 31, 2007, compared to $604,000 from notes payable for the same period in 2006. The proceeds of the preferred stock and bridge note offerings were used to continue product development, introduce the product into the market, and pay current operational expenses. At March 31, 2007, the Company had $41,165 cash on hand compared to $61,279 as of December 31, 2006. This cash position results from a continuing effort to pay the Company’s operating expenses and best manage available cash.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of equity. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases. Our revenues are not sufficient to fund our operations for the next twelve months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss to date of $2,608,710 and net cash used in operations of $1,023,248 raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer has concluded that our current disclosure controls and procedures are not completely effective, as designed and implemented, to ensure that such officer is provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified. During the first quarter ended March 31, 2007, the Company continues to implement changes to its accounts receivable and accounts payable systems and is working to establish consistent procedures.

Changes in Internal Control over Financial Reporting

During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, there have been no material changes to any legal proceedings against the Company previously reported. See also Note 10 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Preferred Stock

During the first quarter of 2007, the Company continued an offering of unregistered, restricted preferred stock to accredited investors in exchange for cash and raised an additional $725,000 during such period. As of March 31, 2007, the Company had completed the sale of an aggregate $6,705,000 of preferred stock Units in a private offering, which commenced on March 21, 2006. Each Unit originally consisted of (i) 5,000 shares of Series A preferred stock of the Company and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. Under the terms of the private offering, the placement agent received an 11% sales commission, a 3% non-accountable expense allowance, 10% stock coverage in shares of the Company’s common stock and 1 million common stock cashless exercise warrants, exercisable at $.50 per share for five years.

On July 21, 2006, the Company’s board of directors amended the terms of the private offering. Under the terms of the revised offering, (i) the Company’s offering of up to $11,000,000 of Units was increased to $16,000,000; (ii) each Unit then consisted of: (x) 5,000 shares of Series B preferred stock of the Company (with terms otherwise identical to the Series A preferred stock, but for a conversion price of $0.50 per share) and (y) warrants to purchase 100,000 shares of the Company’s common stock (rather than 50,000 shares) with terms otherwise identical to the warrants previously issued in the private offering; (iii) the placement agent would continue to receive a 11% sales commission, a 3% non-accountable expense allowance and 10% stock coverage in shares of the Company’s common stock but would now receive up to 2 million (rather than 1 million) common stock cashless exercise warrants, exercisable at $.50 per share for five years. In addition, all of the subscribers who previously purchased $5,375,000 of Units were given the opportunity to exchange their Series A preferred stock for Series B preferred stock and would receive warrants to purchase an additional 50,000 shares of the Company’s common stock for each Unit purchased.

In connection with the revised offering terms, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series B preferred stock ranks senior to the Company’s common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into the Company’s common stock at a price equal to $0.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of March 31, 2007, holders of an aggregate 285,000 shares of Series A preferred stock had exchanged such shares for 285,000 shares of Series B preferred stock, representing a face amount of $2,850,000. As of March 31, 2007, the Company had issued and outstanding 237,500 shares of Series A preferred stock and 433,000 shares of Series B preferred stock.

Common Stock

In January 2007, the Company sold the placement agent 140,000 shares of unregistered restricted common stock at a price of $.001 per share in connection with the agent’s placement of shares of 10% (PIK) Series A Preferred Stock. The Company recorded the amount as a subscription receivable of $1,400 at March 31, 2007. The subscription receivable was offset as an administrative expense due to reimbursable costs incurred by the placement agent as of March 31, 2007.

Between January and March 2007, the Company issued an aggregate 165,000 shares of unregistered restricted common stock to a non-employee professional services firm for investor relations services. The Company determined a value for the shares of $74,400 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as an administrative expense at March 31, 2007.

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

Warrants

In January, 2007, the Company issued 200,000 common stock warrants to a financial advisor with an exercise price of $0.65 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $130,000 in administrative expense for the quarter ended March 31, 2007.

In January, 2007, the Company issued 1,000,000 common stock warrants with an exercise price of $.55 per share to a financial consultant for past services rendered. The warrants vest 600,000 shares immediately with the remaining 400,000 vesting at twenty-five percent increments every ninety days until January 2008. During the quarter ended March 31, 2007, the Company recorded the fair market value of the 667,778 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $368,000 in professional fees for the quarter ended March 31, 2007.

During the quarter ended March 31, 2007, the Company also issued the following warrants related to the raising of debt and equity capital:

Warrants issued with new issuances of preferred stock Units	1,450,000
Warrants issued in conversion of Series A to Series B preferred stock	1,250,000
Warrants issued with Bridge notes payable	1,500,000
Warrants issuable to placement agent in Bridge financing	450,000
Total	4,650,000

Warrants issued by the Company during the quarter expire three, five or ten years from the date of issuance and are generally exercisable immediately upon issuance. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event and the warrant holder may exercise the warrant, without cash payment of the exercise price.

Company Repurchases of Securities

During the first quarter of fiscal 2007, neither the Company nor any affiliated purchaser of the Company purchased equity securities of the Company.

Item 3. Defaults Upon Senior Securities.

On March 1, 2006, Darryl Cohen, the Company’s Chief Executive Officer, loaned the Company $105,000. The bridge loan was completed on March 8, 2006 and is evidenced by a 16% secured promissory note due on the earliest of the closing of One Million Dollars ($1,000,000) in debt, equity or other infusion of capital, or June 30, 2006. The principal balance outstanding at March 31, 2007 was $2,624 and the note is currently in default. The Company intends to pay the promissory note in full upon raising additional equity or debt.

In January 2006, Sandro Sordi, a director of the Company, loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. As of March 31, 2007, the entire amount of the note remained outstanding and the note currently is in default. The Company intends to pay the promissory note in full upon raising additional equity or debt.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.
Item 6. Exhibits

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AskMeNow, Inc.

Dated: May 15, 2007	By:	/s/ Darryl Cohen

Darryl Cohen, Chief Executive Officer (Principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Service agreement, January 10, 2007 between Material Events, LLC And the Company.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.