Form 10QSB
period 2007-06-30
AskMeNow,Inc.
filed 2007-08-15
CIK 1104538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

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

                                 (949) 861-2590
                 (Issuer's telephone number including area code)

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

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 33,304,887 shares of common stock, par value $.01 per share, outstanding as of August 6, 2007

Transitional Small Business Disclosure Format (Check One): Yes: |_| No: |X|

                         AskMeNow, Inc. and Subsidiaries

                         Quarterly Report on Form 10-QSB
                           Period Ended June 30, 2007

                                Table of Contents

                                                                            Page
                                                                           ----

PART I . FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited)
    and December 31, 2006...............................................       3
  Condensed Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2007 and 2006 (Unaudited)....................       4
  Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2007 and 2006 (Unaudited)............................       5
  Notes to Condensed Consolidated Financial Statements..................       6

Item 2.  Management's Discussion and Analysis or Plan of Operation .....      18

Item 3.  Controls and Procedures .......................................      23

PART II . OTHER INFORMATION

Item 1.  Legal Proceedings .............................................      23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...      23

Item 3.  Defaults Upon Senior Securities ...............................      24

Item 4.  Submission of Matters to a Vote of Security Holders ...........      24

Item 5.  Other Information .............................................      25

Item 6.  Exhibits  .....................................................      25

SIGNATURES..............................................................      26
EXHIBIT INDEX...........................................................      27

                         ASKMENOW, INC AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


--------------------------------------------------------------------------------

                             ASSETS
                                                                                                       June 30,       December 31,
CURRENT ASSETS                                                                                            2007             2006
                                                                                                     ------------      ------------
                                                                                                     (Unaudited)
   Cash ........................................................................................     $    833,470      $     61,279
   Accounts receivable, net ....................................................................            2,466            13,860
   Prepaid expenses and other current assets ...................................................           64,911            79,151
                                                                                                     ------------      ------------
 Total Currents Assets .........................................................................          900,847           154,290

Property and Equipment, Net ....................................................................          162,043           188,974

OTHER ASSETS
    License ....................................................................................          150,000           150,000
    Debt offering costs, net ...................................................................          453,646              --
Other assets ...................................................................................           50,635            47,496
                                                                                                     ------------      ------------

  TOTAL ASSETS .................................................................................     $  1,717,171      $    540,760
                                                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable ...............................................................................     $    742,070      $  1,099,937
Accrued expenses ...............................................................................          310,606           326,797
Notes payable ..................................................................................        2,390,279              --
Notes payable - related party ..................................................................          100,000           102,624
     Deferred Tax Liability ....................................................................           12,714            16,786
                                                                                                     ------------      ------------
 Total Current Liabilities .....................................................................        3,555,669         1,546,144
                                                                                                     ------------      ------------


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000,000 shares authorized at June 30, 2007 and December 31, 2006
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized,
      27,500 and 362,500 shares issued and outstanding at June 30, 2007
      and December 31, 2006, respectively ......................................................          275,000         3,625,000
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized,
      643,000 and 235,500 shares issued and outstanding at June 30, 2007
       and December 31, 2006, respectively .....................................................        6,430,000         2,355,000
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized, zero and 400,000 shares issued and outstanding at June 30, 2007
      and December 31, 2006, respectively ......................................................             --               4,000
Series E Preferred Stock, 680 shares authorized, none issued and outstanding ...................             --                --
Series F Preferred Stock, 1,250 shares authorized, none issued and outstanding .................             --                --
Series G Preferred Stock, 2,000 shares authorized, none issued and outstanding .................             --                --
Series I Preferred Stock, 550 shares authorized, none issued and outstanding ...................             --                --
Series L Preferred Stock, 1,000 shares authorized, none issued and outstanding .................             --                --
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,304,887 and 28,994,887
     shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively ........          333,050           289,950
Class B common stock, $0.01 par value, 5,000,000 authorized, none issued and outstanding .......             --                --
Class D common stock, $0.01 par value, 600,000 authorized, none issued and outstanding .........             --                --
Additional paid-in-capital .....................................................................       23,748,747        14,907,308
Foreign currency translation ...................................................................            6,000             1,925
Accumulated deficit ............................................................................      (32,631,295)      (22,188,567)
                                                                                                     ------------      ------------
 Total Stockholders' Equity (Deficit) ..........................................................       (1,838,498)       (1,005,384)
                                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...........................................     $  1,717,171      $    540,760
                                                                                                     ============      ============

                         ASKMENOW, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------




                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2007            2006           2007              2006
                                               ------------    ------------    ------------    ------------
REVENUE
Revenue from mobile services ...............   $      4,403    $      4,958    $     10,208    $      9,029
                                               ------------    ------------    ------------    ------------
                                                      4,403           4,958          10,208           9,029
COSTS AND OPERATING EXPENSES
Cost of revenue ............................        368,666         676,578         673,064         896,060
Research and development ...................         24,231          54,408          48,462         122,837
General and administrative .................        381,474         477,846         902,779       1,222,065
Professional fees ..........................        405,549         311,550       1,042,798         789,717
Salaries and compensation ..................      2,232,198       2,040,196       3,274,594       2,511,920
                                               ------------    ------------    ------------    ------------
  Total Operating Expenses .................      3,412,118       3,560,578       5,941,697       5,542,599
                                               ------------    ------------    ------------    ------------

Net Loss from Operations ...................     (3,407,715)     (3,555,620)     (5,931,489)     (5,533,570)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Interest expense ...........................     (4,426,303)       (141,748)     (4,511,239)       (260,323)
                                               ------------    ------------    ------------    ------------
     Total other expense ...................     (4,426,303)       (141,748)     (4,511,239)       (260,323)
                                               ------------    ------------    ------------    ------------

Net Loss before income taxes ...............     (7,834,018)     (3,697,368)    (10,442,728)     (5,793,893)
Income taxes ...............................           --              --              --              --
                                               ------------    ------------    ------------    ------------

Net Loss ...................................     (7,834,018)     (3,697,368)    (10,442,728)     (5,793,893)
Preferred stock dividends ..................       (167,166)           --          (330,084)           --
                                               ------------    ------------    ------------    ------------

Net loss applicable to common shareholders .   $ (8,001,184)   $ (3,697,368)   $(10,772,812)   $ (5,793,893)
                                               ============    ============    ============    ============

Basis and diluted net loss per common share    $      (0.24)   $      (0.14)   $      (0.35)   $      (0.22)
                                               ============    ============    ============    ============

Basic and diluted weighted average number of
   common shares outstanding ...............     33,299,887      26,400,040      31,005,545      26,182,330
                                               ============    ============    ============    ============

                         ASKMENOW, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                               Six Months Ended June 30,
                                                                 2007           2006
                                                              -----------    -----------

OPERATING ACTIVITIES
      Net loss ............................................  $(10,442,728)   $(5,793,893)

      Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation ....................................        40,465         37,346
          Amortization of deferred compensation ...........          --          506,473
          Amortization of debt discount ...................     2,390,279         66,880
          Amortization of debt offering costs .............     1,749,326           --
          Subscription receivable .........................         1,400           --
          Stock, warrants and options issued for services .     3,437,701      1,787,665
          Warrants issued for financing fees ..............       337,465        108,622
      Changes in assets and liabilities
           Accounts receivable ............................        11,394         (6,615)
           Prepaid expenses ...............................        14,241         (3,671)
           Deposits .......................................        (3,139)            98
           Accounts payable ...............................      (357,867)       550,470
           Accrued expenses ...............................       (16,190)       (41,591)
           Deferred taxes .................................        (4,073)          --
                                                              -----------    -----------
Net Cash Used In Operating Activities .....................    (2,841,726)    (2,788,216)
                                                              -----------    -----------

INVESTING ACTIVITIES
        Restricted Cash ...................................          --       (1,850,000)
        Purchase of equipment .............................       (13,534)        (7,185)
                                                              -----------    -----------
Net Cash Used In Investing Activities .....................       (13,534)    (1,857,185)
                                                              -----------    -----------

FINANCING ACTIVITIES
        Proceeds from notes payable .......................     3,000,000        111,905
        Proceeds from notes payable - related party .......          --          185,000
        Net proceeds from issuance of preferred stock .....       626,000      4,282,400
        Repayment of notes payable - related party ........        (2,624)          --
                                                              -----------    -----------
Net Cash Provided By Financing Activities .................     3,623,376      4,579,305
                                                              -----------    -----------

EXCHANGE RATE GAIN (LOSS) .................................         4,075         (2,658)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......       772,191        (68,754)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............        61,279        159,622
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................   $   833,470    $    90,868
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

      CASH PAID DURING THE PERIOD FOR:
      Interest ............................................   $       243    $    65,000

      NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
      Financing costs .....................................   $ 2,620,937    $         0


                         ASKMENOW, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

(A)   Organization

      AskMeNow, Inc., formerly Ocean West Holding Corporation(the "Company"), was incorporated in Delaware in August 2000, and is a holding company and the parent company of InfoByPhone, Inc. ("InfoByPhone"). InfoByPhone provides information services and content through its AskMeNow(TM) service to mobile devices. This service allows mobile users to ask questions and receive answers through text messaging/SMS and email. InfoByPhone was formed as a Delaware corporation in June 2004 and was acquired by the Company pursuant to the reverse merger transaction discussed below. The Company also has a foreign wholly-owned subsidiary, AskMeNow, Inc., a Philippine corporation formed in August 2005.

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

      On June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the "Reverse Merger"), pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. In connection with the Reverse Merger, the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate 5,586,004 shares of authorized but unissued shares of common stock, par value $0.01, of the Company that, together with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder's fee, constituted approximately 56% of the then outstanding capital stock of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, Inc.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company's business plan and develop and market its services. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2007, the Company raised net proceeds of $626,000 through the private sale of unregistered, convertible preferred stock. In addition, the Company raised $3,000,000 through the issuance of notes payable to investors. Management's plans include efforts to obtain additional capital, although no assurances can be given about the Company's ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

(B)   Basis of Presentation

      The condensed consolidated financial statements as of and for the periods ended June 30, 2007 and 2006 included herein are unaudited. Such consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007 or for any other period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Principles of Consolidation

      The condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include the accounts of AskMeNow, Inc. and its wholly-owned subsidiaries, InfoByPhone, Inc., AskMeNow, Inc., a Philippines corporation, and InfoByPhone, LLC.

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

(C)   Cash and Cash Equivalents

      The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2007 and December 31, 2006, there were no cash equivalents.

(D)   Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(E)   Concentrations of Risk

      During fiscal 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of June 30, 2007 and December 31, 2006, approximately 16% and 39% of the Company's consolidated assets were located in the Philippines, respectively.

      The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2007, the Company had $634,250 in excess of FDIC insurance limits. At December 31, 2006 the Company had no amount in excess of FDIC insurance limits. At June 30, 2007, the Company had total cash of $99,220 in banks located in the Philippines. At December 31, 2006, the Company had total cash of $18,282 in banks located in the Philippines.

      During the three and six months ended June 30, 2007, one customer accounted for 67% and 68% of the Company's sales, respectively. For the three and six months ended June 30, 2006, one customer accounted for 49% and 59% of the Company's sales, respectively.

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

(H)      Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended June 30, 2007 and 2006 were $30,596, and $89,921, respectively. The advertising costs for the six months ended June 30, 2007 and 2006 were $53,120 and $188,266, respectively.

(I)   Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J)   Other Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information on its consolidated statement of changes in stockholders' equity (deficit).

(K)   Foreign Currency Translation

      The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders' equity (deficit) as other comprehensive income (loss). As of June 30, 2007, the translation adjustment was not material.

(L)   Loss Per Share

      The Company follows SFAS No. 128, "Earnings per Share" in calculating basic and diluted loss per share. Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. Potential common shares issuable in connection with warrants, options and convertible preferred stock were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential number of common shares issuable upon exercise or conversion of dilutive warrants, stock options and convertible preferred stock at June 30, 2007 and 2006 were 60,757,999 and 16,334,043 shares, respectively.

(M)   Business Segments

      The Company operates in one segment, mobile devices.

(N)   Stock Based Compensation

      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

      Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the "valuation date," which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

(P)   Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(Q)   Reclassification

      Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial presentation. These reclassifications have no impact on net loss.

NOTE 3. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                 June 30,   December
                                   2007     31, 2006
                                ---------   --------
                               (unaudited)
Computer equipment              $ 164,098   $157,343
Office furniture & equip.          91,978     87,224
Leasehold improvements             18,866     26,184
Less accumulated depreciation    (112,899)   (81,777)
                                ---------   --------
                                $ 162,043   $188,974
                                =========   ========

      Depreciation expense for the six months ended June 30, 2007 and 2006 was $40,465 and $37,346, respectively.

NOTE 4. LICENSE

      On November 2, 2006, the Company's subsidiary, InfoByPhone, entered into a software license and services agreement with Expert System S.p.A. that grants InfoByPhone an exclusive worldwide perpetual license (exclusive of Italy) for the mobile communications industry to use the Cogito(R) Contact Mobile Product and the Expert System Technology of Text Mining for structured and unstructured databases, natural language query and answer capability.

      The Company had previously signed a letter of intent on August 22, 2006 with Expert System that summarized the scope of the proposed agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid Expert System $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in twelve monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for twelve months. Subsequent to completion of the twelve month start-up phase, Expert System will receive a percentage of the net revenue through the seventh anniversary date of the conclusion of the start-up phase. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. As of June 30, 2007, Expert had not completed the installation of the required databases and thus no amortization of the license was recorded during the quarter. Amortization of the license will be over the term of the agreement and commence upon integration of the database software.

NOTE 5. PROMISSORY NOTES

      Beginning in February 2007, the Company began an issue of up to $3,000,000 in Bridge promissory notes to accredited investors. The Company issued $2,625,000 in promissory notes during the quarter ended June 30, 2007 and offered in the aggregate notes in the principal amount of $3,000,000, which offering closed May 10, 2007. The notes bear interest at 12% per annum payable 90 days after the date of issuance unless extended by the Company for up to an additional 90 days. The Company elected to extend the maturity date for the additional 90 days in accordance with the promissory note extension option, and as a result the notes' interest rate increased to 14% per annum from original maturity until payment in full. As part of the Bridge offering, the Company was obligated to issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. An aggregate 12,000,000 common stock purchase warrants were issued by the Company in accordance with the fully subscribed $3,000,000 offering. During the quarter ended June 30, 2007, the Company issued 10,500,000 warrants to purchase common stock at $.50 per share with a term of five years to investors. The Company calculated a debt discount for the value of the warrants issued during the quarter ended June 30, 2007 amounting to $2,625,000, which will be amortized over the life of the notes. The Company recorded additional interest expense of $2,310,279 to reflect the amortization of the discount during the quarter ended June 30, 2007. For the six months ended June 30, 2007, the debt discount amounted to $3,000,000 and interest expense amounted to $2,390,279.

      As part of the Bridge offering the Company offered the selling agent warrants to purchase 3,600,000 shares of common stock of the Company if the entire Bridge financing of $3,000,000 was subscribed, or a proportionately smaller number of warrants if less money was loaned. At June 30, 2007, the entire 3,600,000 warrants to purchase common stock at $.50 per share with a term of five years had been issued to the selling agent. The Company calculated a debt offering cost asset amount for the value of the warrants issued during the quarter ended June 30, 2007 amounting to $1,984,836, which will be amortized over the life of the notes. The Company recorded amortization expense of $1,706,164 to reflect the amortization of the debt offering costs during the quarter ended June 30, 2007. For the six months ended June 30, 2007, the debt offering cost amounted to $2,202,972 and amortization expense totaled $1,749,326. The net book value of the debt offering costs at June 30, 2007 was $453,646.

NOTE 6. PROMISSORY NOTES - RELATED PARTIES

      On March 1, 2006, Darryl Cohen, the Company's Chief Executive Officer, loaned the Company $105,000. The bridge loan was completed on March 8, 2006 and was evidenced by a 16% secured promissory note due on the earliest of the closing of a financing of $1,000,000 in debt, equity or other infusion of capital, or June 30, 2006. During the year ended December 31, 2006, the Company repaid principal and interest of $102,376 and $7,624, respectively. On May 15, 2007, the Company repaid the remaining outstanding principal balance of $2,624 and $243 in accrued interest in full.

      In January 2006, Sandro Sordi, a director of the Company, loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. On May 17, 2007, the Company and the note holder agreed to extend the due date for repayment of the principal balance and accrued interest until completion of the next round of equity financing. As compensation for the note payable extension, the note holder was granted four warrants for every $1 of principal and accrued interest outstanding on May 17, 2007 which totaled $113,041. The Company issued 452,164 warrants to Sandro Sordi, exercisable for five years at $.50 per share with the same registration and other rights granted to the bridge promissory note holders.

NOTE 7. STOCKHOLDERS' DEFICIT

(A)   Common Stock

      In June, 2007, the Company issued 5,000 shares of unregistered restricted common stock to a vendor for the purchase of a website domain name. The Company determined a value for the shares of $4,000 based on the fair market value of the stock at the time of the purchase. The Company recorded the entire amount as an asset on the balance sheet at June 30, 2007.

(B)   Preferred Stock

      The Company's Certificate of Incorporation as amended and restated authorizes the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

      Series A

      On April 25, 2006, the Company designated 1,500,000 shares of Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series A preferred stock ranks senior to the Company's common stock and each share has a $10 per share liquidation preference. The Series A preferred stock has no voting rights as provided by the Delaware General Corporation Law and as set forth in the Company's charter. As of June 30, 2007, there were 27,500 shares of Series A preferred stock issued and outstanding. As of June 30, 2007, accrued dividends for the quarter then-ended were $6,856 and cumulative dividends were $30,390 on the Series A preferred stock.

      Series B

      On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $.50 per share. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company's charter. For the quarter ended June 30, 2007, there were 643,000 shares of Series B preferred stock issued and outstanding. As of June 30, 2007, accrued dividends for the quarter then-ended were $160,310 and cumulative dividends were $299,693 on the Series B preferred stock.

      Series C

      On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock, which occurred on December 18, 2006. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 unregistered restricted common shares. The Series C preferred stock has no voting rights except as provided by the Delaware General Corporation Law. As of June 30, 2007, no shares of Series C preferred stock were issued or outstanding.

      Series E

      The Series E preferred stock, $0.01 par value, is redeemable at the Company's option and has the same voting rights as the common stock. The redemption price shall equal the stated value plus unpaid dividends. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company and later series of preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. As of June 30, 2007, there were 680 shares of Series E preferred stock authorized, none of which were issued and outstanding.

      Series F

      The Series F preferred stock, $0.01 par value, is voting stock and is redeemable at the Company's option. The redemption price shall equal the stated value plus unpaid dividends. The Series F preferred stock shall have a preference in liquidation over the common stock of the Company and later series of preferred stock but shall be subject to the preference in liquidation of the Series C and E preferred stock. The Series F preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $14 per share, payable on a monthly basis. As of June 30, 2007, there were 1,250 shares of Series F preferred stock authorized, none of which were issued and outstanding.

      Series G

      The Series G preferred stock, $0.01 par value, is voting stock and is redeemable at the Company's option. The redemption price shall equal the stated value plus any unpaid dividends. The Series G preferred stock shall have a preference in liquidation over the common stock of the Company and later series of preferred stock but shall be subject to the preference in liquidation of the Series C, E, and F preferred stock. The Series G preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $24 per share, payable on a monthly basis. As of June 30, 2007, there were 2,000 shares of Series G preferred stock authorized, none of which were issued and outstanding.

      Series I

      The Series I preferred stock, $0.01 par value, is voting stock and is redeemable at the Company's option. The redemption price shall equal the stated value plus any unpaid dividends. The Series I preferred stock shall have a preference in liquidation over the common stock of the Company and later series of preferred stock but shall be subject to the preference in liquidation of the Series C, E, F and G preferred stock. The Series I preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $15 per share, payable on a monthly basis. As of June 30, 2007, there were 550 shares of Series I preferred stock authorized, none of which were issued and outstanding.

      Series L

      The Series L preferred stock, $0.01 par value, is voting stock and is redeemable at the Company's option. The redemption price shall equal the stated value plus any unpaid dividends. The Series L preferred stock shall have a preference in liquidation over the common stock of the Company but shall be subject to the preference in liquidation of the Series C, E, F, G, and I preferred stock. The Series L preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $120 per share, payable on a monthly basis. As of June 30, 2007, there were 1,000 shares of Series L preferred stock authorized, none of which were issued and outstanding.

      Preferred Stock Offerings

      Commencing April 25, 2006, the Company began an offering of Series A preferred stock in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company's common stock, exercisable for a period of three years at a price of $0.50 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock for shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 warrants while the exercise price remained at $0.50 per share. The number of warrants issued to the placement agent also increased from 1,000,000 to 2,000,000, exercisable at $.50 per share of common stock rather than $1.00 per share (or such proportionately smaller number if less than the maximum offering amount was raised).

      The Company completed the sale of an additional 13 Units amounting to $725,000 in the first quarter of 2007 until the offering was closed to new investment on February 28, 2007. The offering closed with a total of 134 Units of the Series A and B preferred stock issued for aggregate gross proceeds of $6,705,000 ($2,375,000 from the sale of 237,500 shares of Series A preferred stock, and $4,330,000 from the sale of 433,000 shares of Series B preferred stock). The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share, as well as (1) an aggregate of $707,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,200,000 shares of common stock. During the quarter ended June 30, 2007, Series A holders exchanged $2,100,000 of investment for Series B shares. During the six months ended June 30, 2007, Series A holders exchanged $3,350,000 of investment for Series B shares.

      In May 2007, the Board of Directors of the Company approved an offer to holders of the Series A and Series B preferred stock in settlement of claims such holders may have had against the Company in connection with the Company's bridge financing that closed in the second quarter of 2007. Specifically, for an 18 month period following completion of the preferred stock offering, the Company was prohibited from offering securities (including derivative securities) at less than $1.25 per share without the consent of the investor representative appointed by the investors in the preferred stock offerings. The Company provided participants in the 2007 bridge financing with warrants to purchase shares of Common Stock at $.50 per share and did not obtain the investor representative's approval.

      As consideration for the waiver of any breach and as consideration for the termination of the $1.25 floor going forward, and with the approval of the investor representative, the Board approved the issuance to holders of the Series A Stock and Series B Stock of additional warrants to purchase 2 shares of Common Stock for each $1.00 in principal held at $.50 per share for a term of five years. Any such holder will receive the additional warrants upon such holder's acceptance of the settlement offer and execution of a waiver of any breach or claims. In the event the settlement offer is accepted by the holders of at least 50% of the outstanding Series A Stock and Series B Stock, the Company will no longer be prohibited from offering securities (including derivative securities) at less than $1.25 per share, provided that any new securities are offered at a price at or above $.50 per share. As of June 30, 2007, holders of 5,000 shares of Series A preferred stock and holders of 310,500 shares of Series B preferred stock had accepted the settlement offer.

(C)   Warrants Issued

      In May, 2007, the Company issued warrants to purchase 452,164 shares of common stock to a director with an exercise price of $0.50 per share in exchange for his agreement to extend the maturity date of his promissory note with the Company. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 242%, risk-free interest rate of 5.07%, and expected lives of five years. The Company recorded $337,465 in additional interest expense for the quarter ended June 30, 2007 in connection with these warrants.

      As discussed elsewhere herein, during the three months ended June 30, 2007, the Company issued warrants to purchase (a) 2,100,000 shares of common stock in connection with the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred stock shares, and (b) 10,500,000 shares of common stock in connection with $2,625,000 raised in the Bridge note offering. The Company also issued 3,600,000 warrants for shares of common stock to the placement agent in the Bridge note offering.

      During the six months ended June 30, 2007, the Company issued warrants to purchase (a) 1,450,000 shares of common stock in connection with $750,000 of new subscriptions for preferred stock Units, (b) 3,350,000 shares of common stock in connection with the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred stock shares, and (c) 12,000,000 shares of common stock in connection with $3,000,000 raised in its Bridge note offering. The Company also issued 3,600,000 warrants for shares of common stock to the placement agent in the Bridge note offering.

      Warrants outstanding at June 30, 2007 were as follows:

            Warrants
            --------------------------------
            Outstanding at beginning of year   10,919,043
            Granted                            20,852,164
            Exercised                                  --
                                               ----------
            Warrants at June 30, 2007          31,771,207
                                               ==========

NOTE 8. STOCK OPTION PLAN

      Effective January 1, 2006, the Company's 2005 and 2006 Plans (as defined below) were accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

      While SFAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123," was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

      In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

      As a result of the adoption of SFAS No. 123(R), the Company's results for the three and six months ended June 30, 2007 include share-based compensation expense totaling $1,533,467 and $2,261,408, respectively, which has been included in salaries and compensation expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

      Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

      Accounting for Non-employee Awards

      The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) as of January 1, 2006 has had no material impact on the accounting for non-employee awards.

      The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

                               For the
                                six
                            months ended
                           June 30, 2007
                           -------------
Expected term (in years)         5
Expected volatility         240% to 242%
Expected dividend yield          0%
Risk-free interest rate    4.50% to 4.80%

      There were 1,800,000 and zero non-employee stock option awards granted in the six months ended June 30, 2007 and 2006, respectively. There were 4,750,000 and 2,470,000 employee and director stock options granted in the six months ended June 30, 2007 and 2006, respectively. None of the options granted during the first six months of 2007 to employees or non-employees were granted under the Company's employee stock option plans.

      Plan Information

      In August, 2006, the 2006 Employee Stock Incentive Plan was approved and adopted by the Board of Directors, and subsequently amended in June 2007 (as amended, the "2006 Plan"). The 2006 Plan became effective upon the approval of the holders of a majority of the Company's common stock at the Company's annual stockholders meeting held on August 1, 2007. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 10,000,000 shares of common stock. Options are granted at various times and vest over various periods. As of June 30, 2007, the Company had issued a total of 1,702,000 options pursuant to the 2006 Plan.

      Under the 2005 Management and Director Equity Incentive Stock Option Plan (the "2005 Plan"), the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at various times and vest over various periods. As of June 30, 2007, the Company had issued a total of 1,920,000 options pursuant to the 2005 Plan.

      A summary of the status of the Company's stock options as of June 30, 2007 and the changes during the period ended is presented below:

Weighted Average
Fixed Options                          Shares     Exercise Price
----------------------------------   ----------   --------------
Outstanding at beginning of year      7,722,000        $.58
Issued employees & directors          6,550,000         .71
Cancelled                                    --          --
                                     ----------        ----
Outstanding at June 30, 2007         14,272,000        $.64
                                     ==========        ====
Exercisable at June 30, 2007         10,650,954
                                     ==========
Weighted average exercise price of
  options granted to employees
  at June 30, 2007                   $      .62
                                     ==========

                              Weighted
                 Number       Average     Weighted      Number     Weighted
              Outstanding    Remaining     Average   Exercisable    Average
  Exercise      at June     Contractual   Exercise     at June     Exercise
   Price        30, 2007        Life        Price      30, 2007      Price
-----------   -----------   -----------   --------   -----------   --------
$.50-$.85      14,002,000       7.5         $0.62     10,380,954     $0.60
$1.59-$2.00       270,000       5.0         $1.73        270,000     $1.73

NOTE 9. COMMITMENTS AND CONTINGENCIES

Content Contracts

      The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The content costs associated with these contracts are included in costs of revenues.

      Future minimum payments are approximately as follows:

Year Ended June 30,
-------------------
         2007         $ 59,498
         2008           89,395
                      --------
                      $148,893
                      ========

Employment Contracts

      In July 2005, InfoByPhone Inc. entered into an employment agreement with Darryl Cohen for a term of three years at an annual minimum salary of $110,000, with additional bonuses and fringe benefits as determined by the Board of Directors. In April, 2006 the Company increased the President's base salary to $250,000 per year and provided for an automobile allowance of $6,840 per year.

      In May 2007, the Board of Directors of the Company determined that in the event of a change of control as defined in Mr. Cohen's employment agreement, which definition was revised to include the issuance of 25% or more of the issued and outstanding shares of the Company to one or more persons acting together as a group (with certain exceptions), all options, warrants and restricted shares outstanding and not then vested held by Messrs. Cohen, Sordi and Smith and Dennis Bergquist, financial consultant to the Company, would accelerate and become fully vested. In addition, each of such four individuals would be granted a non-qualified option or warrant granting the right to purchase that number of shares equal to the number of shares subject to all of each such individual's options and warrants outstanding as of May 17, 2007, such change of controls options and warrants to be exercisable at the fair market value of the Common Stock at the time of the change of control.

      On October 10, 2006, the Company entered into employment agreements with eight executives, each for a term of one year at an annual average salary of $74,450, with additional bonuses and fringe benefits as determined by the Board of Directors.

      In May 2007, the Board of Directors amended the employment agreements of two of these officers to provide for the issuance of (a) 700,000 options to the Company's Director of Interactive Media, and (b) 700,000 options to the Company's Director of Revenue and Content. In both cases, 500,000 options were granted at $.80 per share and vested when the Company entered into an agreement with the Wikipedia Foundation on May 25, 2007, and 200,000 of which were granted on May 17, 2007, at $.75 per share, of which 50,000 vest in the sole discretion of the CEO each time (up to four times) a material contract is executed between the Company and a licensed third-party content provider, or an "Enterprise Contract" (as defined in the employment agreement, as amended) is executed.

Financial Advisory Agreement

      In July 2006, the Company entered into a financial advisory agreement with Arjent Ltd. for twenty-four months at a rate of $5,000 per month. Pursuant to an underwriting agreement with its financial advisor, the Company is obligated to an exclusive period of twenty-four months commencing on March 1, 2007 and ending on February 28, 2009. Management believes that the financial advisor has not performed in accordance with the agreement and has ceased to provide services to the Company. Due to this breach of the agreement, management believes that the Company has no further obligation or exclusivity with the financial advisor.

      In February 2007, the Company entered into a financial advisory agreement for twelve months with Halpern Capital, Inc. In the event that Halpern Capital, Inc. successfully completes a securities offering with at least $25 million in gross proceeds, the Company has agreed to purchase additional financial services for a minimum of twelve months at a rate of $20,000 per month. The Company may cancel after six months for cause if the financial advisor fails to perform the duties specified in the agreement.

Financial Consulting Agreement

      In January 2007, the Company entered into a financial consulting agreement for twelve months at a rate of $14,600 per month.

Litigation

      The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management's representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, a former consultant of the Company, has filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) seeking specific performance of an agreement which provided for "piggyback" registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its then pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company has agreed to register the shares. The Company has answered the complaint and denied the claims. On July 16, 2007, the plaintiff filed an amended complaint. The amended complaint alleged damages of not less than $525,000 which the Company believes is without merit. The Company has until August 24, 2007 to move to have the complaint dismissed.

      In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart's claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company's then-principal shareholder ("CDA"), and for CDA's failure to advise the Company's stockholders of the sale of the company until after the Reverse Merger. As of June 30, 2007, the Company has not accrued any expense related to the claim and no further developments have occurred regarding this claim.

      On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of IndyMacBank, F.S.B., in the Los Angeles Superior Court against the Company (then known as Ocean West Holding Corporation), former subsidiary Ocean West Enterprises, Inc. ("OWE"), CDA and Does 1 through 100, inclusive. The underlying complaint brought by the federal bank alleged a default by OWE under settlement agreements with the bank, which had purchased certain loans from OWE. The complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date. Personal service upon the Company's registered agent was claimed, but the Company was never served and sought to remove the judgment. On August 8, 2007, the default judgment against the Company was vacated in the Los Angeles Superior Court on the basis that the Company had not been properly served.

      The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company's former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA, and their respective affiliates under both the Exchange Agreement and an Assignment and Assumption of Liabilities Agreement dated May 23, 2005 that the Company entered into with the former principals in connection with the Reverse Merger. As of June 30, 2007, the Company has not accrued any amount for this guarantee.

NOTE 10. SUBSEQUENT EVENTS

Bridge Loan Financing

      Beginning in August, 2007, the Company commenced a bridge loan offering on a "best-efforts" no minimum basis, of up to $1 million principal amount of 12% Junior Promissory Notes due and payable 180 days from the date of issuance unless extended by the Company for up to an additional 90 days. The Company will issue warrants with an exercise price of $0.50 to purchase two shares of common stock for every $1.00 principal amount of notes issued. As of August 14, 2007, the Company had not borrowed any funds related to the $1,000,000 offering.

Expert System S.p.A. Acquisition Letter of Intent

      On April 12, 2007, the Company announced that it had entered into a letter of intent to acquire 100% of the capital stock of Expert System S.p.A. The Company recently received notice on August 10, 2007 that the letter of intent to acquire Expert System S.p.A. had expired, although management continues to negotiate the acquisition and the raising of sufficient equity capital for the transaction.

Annual Meeting of Stockholders

      The Company held its annual meeting of stockholders at its principal executive offices in Irvine, California on August 1, 2007. At such meeting, the holders of the Company's common stock (a) elected the three nominees to the Board of Directors, (b) approved the Second Amended and Restated Certificate of Incorporation of the Company that (i) increased the number of authorized shares of common stock of the Company from 100,000,000 shares to 300,000,000 shares,
(ii) eliminated the Class B and Class D common stock of the Company and all related provisions, (iii) eliminated the Series E, Series F, Series G, Series I and Series L preferred stock of the Company and all related provisions, and (iv) eliminated the voting provisions relating to the Company's existing Series A and Series B preferred stock, and (c) approved the 2006 Employee Stock Incentive Plan (as amended).

      At the meeting, the holders of the Company's Series A and B preferred stock were entitled to vote on the election of directors and the elimination of the voting rights of their respective series of preferred stock as set forth in the Second Amended and Restated Certificate of Incorporation. Because a quorum of neither the Series A nor Series B preferred stock existed at the meeting, no voting occurred on such proposals. As a result, the three nominees to the Board were not elected but shall remain in office until their successors are duly elected and qualified. In addition, the Second Amended and Restated Certificate of Incorporation was approved but without the elimination of the voting rights of the Series A and Series B preferred stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

      Statements contained herein and elsewhere in this document that are not historical or current facts may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied in any such forward-looking statements include: our ability to continue to lower our costs, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, increased competition, our ability to attract and retain qualified personnel, our ability to identify and successfully consummate future acquisitions, adverse changes in general economic conditions in the United States and internationally, and political and economic uncertainties associated with current world events. Such forward-looking statements are based on our best estimates of future results, performance and/or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will," "potential," "opportunity," "believes," "expects," "intends," "estimates," "anticipates," "plans" or similar expressions to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

General

      AskMeNow, Inc. is a holding company and parent of InfoByPhone, Inc., a Delaware corporation. InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow(TM) Service. The service is a mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to email or text message questions to the Company. An answer is then text messaged or emailed back to the consumer's mobile device, usually within a matter of minutes. The Company has also developed an automated enterprise solution in conjunction with Expert System S.p.A., a developer of knowledge management tools. The automated enterprise solution, enables users of a mobile device to text message enterprise customer service-related questions and receive an answer through text. The Company plans to launch the enterprise service in the next three to six months.

      The AskMeNow service is accessible virtually anytime and anywhere, through virtually every current way that wireless technology allows people to communicate via a mobile device. Using proprietary software and proprietary methods, the service has the research capability to answer information-based questions, including questions regarding current news and events, sports scores, historical statistics, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, emergency disaster information, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.). Once information is accessed from third party content providers, it is refined to a format suitable for easy reading on the screen of a user's mobile device and emailed or text messaged back to the user.

      The AskMeNow service was launched from beta in November 2005. The release has been directed primarily to cell phone users in the United States and Canada. We currently generate fees from user inquiries. In the future, we also expect to generate revenues through monthly or quarterly service fees generated from enterprise customers and revenues from advertisers utilizing our ad space to promote products. We also plan to generate revenues through outsourcing our call center services in the Philippines.

Reverse Merger

      Effective June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization, dated as of April 14, 2005, by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the "Reverse Merger"). In connection with the transaction, InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate of 5,586,004 shares of authorized but unissued shares of common stock, par value $0.01, of the Company that, together with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder's fee, constituted approximately 56% of the then-outstanding capital stock of the Company.

Critical Accounting Policies

      We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

      Foreign Currency Translation

      The functional currency of the Company is the United States dollar. The financial statements of the Company's Philippines subsidiary are translated to the U.S. dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. As of June 30, 2007, the translation adjustment was ($6,000).

      Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto and our audited consolidated financial statements and notes thereto, as well as our Management's Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC.

Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006

Revenue

      Revenues for the three months ended June 30, 2007 were $4,403, a decrease of $555, or 11%, over revenues of $4,958 for the three months ended June 30, 2006.

      The decrease in revenues was due to the Company transitioning its revenue model to providing an automated enterprise solution as well as a consumer product that will be advertising revenue supported. During the three month period ended June 30, 2007, the Company continued to generate revenue from various customers on a per use basis. In addition, the Company anticipates an increase in sales in the United States as it develops its enterprise solution customer base and expands its current marketing program within the next 12 months.

Costs and Operating Expenses

      Cost of Revenue

      Cost of revenue for the quarter ended June 30, 2007 amounted to $368,666, a decrease of $307,912, or 46%, over cost of revenue of $676,578 for the quarter ended June 30, 2006. The decrease relates primarily to a decrease in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its services offering. The Company's costs of revenue are from its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.

      Research and Development

      For the quarter ended June 30, 2007, our research and development expenditures were $24,231, a decrease of $30,177, or 55%, over expenses of $54,408 for the quarter ended June 30, 2006. The decrease was the result of a reduction in R&D payroll costs incurred by the Company. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

      General and Administrative

      General and administrative expenses for the quarter ended June 30, 2007 amounted to $381,474, a decrease of $96,372, or 20%, over general and administrative expenses of $477,846 for the quarter ended June 30, 2006. The decrease is primarily the result of a decrease in investor relations costs during the quarter as management worked to reduce the Company's overhead costs. The Company's primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

      Professional Fees

      Professional fees for the three months ended June 30, 2007 were $405,549, an increase of $93,999, or 30%, over professional fees of $311,550 for the three month period ended June 30, 2006. The increase is the result of an overall increase in financings, SEC filings, and agreements negotiated during the three months ended June 30, 2007. Professional fees consist of legal and accounting fees associated with the Company's SEC reporting obligations and attorney fees associated with various contracts, litigation and agreements prepared on behalf of the Company.

      Salaries and Compensation

      Salaries and compensation expense for the three months ended June 30, 2007 increased by $192,002 to $2,232,198, or 9%, over expenses of $2,040,196 for the same period ended June 30, 2006. This increase is primarily related to the compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option awards and other officer and director compensation.

Other Income/Expense

      Interest Expense

      Interest expense during the quarter was $4,426,303, an increase of $4,284,555 over interest expense of $141,748 for the same period ended June 30, 2006. The increase was comprised of $2,310,279 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company's bridge promissory note offering, $1,705,164 in amortization of debt offering costs relating to warrants given to the selling agent of the Company's bridge offering, and $265,593 in additional financing costs incurred in securing the extension of the maturity date of a related party's promissory note.

Net Loss

      The net loss for the three-month period ended June 30, 2007 before preferred dividends totaled $7,834,018, compared with $3,697,368 for the same period in 2006, an increase of $4,136,650 or 112%. The increase resulted primarily from the non-cash increase in interest expense related to the debt discounts on the bridge promissory note offering, amortization of debt offering costs and an increase of salary compensation recorded pursuant to SFAS No. 123(R). In addition, cumulative dividends on the outstanding Series A and Series B convertible preferred stock totaled $167,166 for the three months ended June 30, 2007 compared with zero for the same period in 2006. The combined net loss applicable to common shareholders for the three months ended June 30, 2007 was $8,001,184, or $0.24 per share, on 33,299,887 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the three-month period ended June 30, 2006 of $3,697,368, or $0.14 per share, on 26,400,040 weighted average common shares outstanding.

Six Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006

Revenue

      Revenues for the six months ended June 30, 2007 were $10,208, an increase of $1,179, or 13%, over revenues of $9,029 for the six months ended June 30, 2006.

      The increase in revenues was due to the overall increase in customer use of the Company's per use AskMeNow service. The Company is transitioning its revenue model to providing an automated enterprise solution as well as a consumer product that will be advertising revenue supported. During the six month period ended June 30, 2007, the Company continued to generate revenue from various customers on a per use basis. In addition, the Company anticipates an increase in sales in the United States as it develops its enterprise solution customer base and expands its current marketing program within the next 12 months.

Costs and Operating Expenses

         Cost of Revenue

         Cost of revenue for the six months ended June 30, 2007 amounted to $673,064, a decrease of $222,996, or 25%, over cost of revenue of $896,060 for the six months ended June 30, 2006. The decrease relates primarily to a reduction in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its services offering. Most of the costs are derived from its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.

      Research and Development

      For the six months ended June 30, 2007, our research and development expenditures were $48,462, a decrease of $74,375, or 61%, over expenses of $122,837 for the six months ended June 30, 2006. The decrease was the result of a reduction in R&D payroll costs incurred by the Company. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

         General and Administrative

         General and administrative expenses for the six months ended June 30, 2007 amounted to $902,779, a decrease of $319,286, or 26%, over general and administrative expenses of $1,222,065 for the six months ended June 30, 2006. The decrease was primarily the result of decreases in consulting fees of $170,000 and investor relations costs of $133,000 during the quarter as management worked to reduce the Company's overhead costs. The Company's primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

      Professional Fees

      Professional fees for the six months ended June 30, 2007 were $1,042,798, an increase of $253,081, or 32%, over professional fees of $789,717 for the six month period ended June 30, 2006. The increase is the result of an overall increase in financings, SEC filings, and agreements negotiated during the three months ended June 30, 2007. Professional fees consist of legal and accounting fees associated with the Company's SEC reporting obligations and attorney fees associated with various contracts and agreements prepared on behalf of the Company.

      Salaries and Compensation

         Salaries and compensation expense for the six months ended June 30, 2007 increased by $762,674 to $3,274,594, or 30%, over expenses of $2,511,920 for the same period ended June 30, 2006. This increase is primarily related to the compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option awards and other officer and director compensation.

Other Income/Expense

      Interest Expense

      Interest expense during the six months ended June 30, 2007 was $4,511,239, an increase of $4,250,916 over interest expense of $260,323 for the same period ended June 30, 2006. The increase was comprised of $2,310,279 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company's bridge promissory note offering, $1,705,164 in amortization of debt offering costs relating to warrants given to the selling agent of the Company's bridge offering, and $265,593 in additional financing costs incurred in securing the extension of the maturity date of a related party's promissory note.

Net Loss

      The net loss for the six-month period ended June 30, 2007 before preferred dividends totaled $10,442,728, compared with $5,793,893 for the same period in 2006, an increase of $4,648,835 or 80%. The increase resulted primarily from the non-cash increase in interest expense related to the debt discounts on the bridge promissory note offering, amortization of debt offering costs and an increase in salary compensation recorded pursuant to SFAS No. 123(R). In addition, cumulative dividends on the outstanding Series A and Series B convertible preferred stock totaled $330,084 for the six months ended June 30, 2007 compared with zero for the same period in 2006. The combined net loss applicable to common shareholders for the six months ended June 30, 2007 was $10,772,812, or $0.35 per share, on 31,005,545 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the three-month period ended June 30, 2006 of $5,793,893, or $0.22 per share, on 26,182,330 weighted average common shares outstanding.

Liquidity and Capital Resources

      Product development, the national rollout of our service, initial sales, financial advisors, expansion of service offerings, call center operational staffing in the Philippines, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until our products and services reach profitability and are fully introduced into the market. We used $2,841,726 and $2,788,216 for the six months ended June 30, 2007 and 2006, respectively, in operating activities.

      We were able to raise $3,626,000 in net proceeds from the sale of convertible preferred stock and bridge notes payable during the six months ended June 30, 2007, compared to $4,579,305 from the sale of convertible preferred stock and notes payable for the same period in 2006. The proceeds of the preferred stock and bridge note offerings were used to continue product development, introduce the product into the market, and pay current operational expenses. At June 30, 2007, the Company had $833,470 cash on hand compared to $61,279 as of December 31, 2006. This cash position results from the securing of additional bridge financing and a continuing effort to pay the Company's operating expenses and best manage available cash.

      Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of equity and debt. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products and services. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases. Our revenues are not sufficient to fund our operations for the next twelve months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss in 2007 to date of $10,772,812 and net cash used in operations in 2007 of $2,841,726 raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company's chief executive officer, who is also the Company's chief financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the "Exchange Act") as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer has concluded that our current disclosure controls and procedures, as designed and implemented, are not completely effective to ensure that such officer is provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified. During the first six months ended June 30, 2007, the Company continued to implement changes to its accounts receivable and accounts payable systems and is working to establish consistent procedures.

Changes in Internal Control over Financial Reporting

      During the quarter to which this report relates, there was continued improvement of internal controls in the timing and recording of payment for accounts payable amounts. This change in financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting in future periods.

PART II. Other Information

Item 1. Legal Proceedings

      In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, there have been no material changes to any legal proceedings against the Company previously reported except as discussed in Note 9 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

         Common Stock

      In June, 2007, the Company issued 5,000 shares of unregistered restricted common stock to a vendor for the purchase of a website domain name. The Company determined a value for the shares of $4,000 based on the fair market value of the stock at the time of the purchase. The Company recorded the entire amount as an asset on the balance sheet at June 30, 2007.

      Warrants

      In May, 2007, the Company issued warrants to purchase 452,164 shares of common stock to a director with an exercise price of $0.50 per share in exchange for his agreement to extend the maturity date of his promissory note with the Company. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 242%, risk-free interest rate of 5.07%, and expected lives of five years. The Company recorded $337,465 in additional interest expense for the quarter ended June 30, 2007 in connection with these warrants.

      During the six months ended June 30, 2007, the Company also issued the following warrants related to the raising of debt and equity capital:

Warrants issued with new issuances of preferred stock Units                     1,450,000
Warrants issued in conversion of Series A to Series B preferred stock           3,350,000
Warrants issued with Bridge notes payable                                      12,000,000
Warrants issued to placement agent in Bridge financing                          3,600,000
                                                                               ----------
      Total                                                                    20,400,000

      See Notes 5,6,7 and 8 to the financial statements included herein for more information regarding these warrant issuances.

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

      The Company issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of which were accredited or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to the Company's SEC filings.

Company Repurchases of Securities

      During the three months ended June 30, 2007, neither the Company nor any affiliated purchaser of the Company purchased equity securities of the Company.

Item 3. Defaults Upon Senior Securities.

      The Company had been in default under the $105,000 promissory note of Darryl Cohen, its CEO. This default was cured by the Company during the second quarter by its payment in full of the outstanding principal balance and accrued unpaid interest thereon on May 15, 2007.

      The Company was also in default under the $100,000 promissory note of Sandro Sordi, a director. This default was cured by the Company during the second quarter by its execution of an agreement with Mr. Sordi on May 17, 2007 to extend the maturity date of his note until the Company completed its next round of equity financing. As consideration for his agreement to extend the maturity of the note, the Company issued to Mr. Sordi immediately exercisable warrants to purchase 452,164 shares of common stock at $.50 per share with a term of five years.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders at its principal executive offices in Irvine, California on August 1, 2007. The holders of the common stock of the Company voted on the proposals set forth at such meeting as follows:

      (1) To elect three directors to serve on the Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified.

                    Number of Shares
                  ----------------------
                               Withhold
Name of Nominee   For          Authority
---------------   ----------   ---------
Darryl Cohen      24,336,871    645,251
Alan Smith        24,336,871    645,251
Sandro Sordi      24,270,121    712,001

      (2) To approve and adopt the Second Amended and Restated Certificate of Incorporation that (a) increases the number of authorized shares of common stock, $.01 par value, of the Company from 100,000,000 shares to 300,000,000 shares, (b) eliminates the Class B and Class D common stock of the Company and all related provisions, (c) eliminates the Series E, Series F, Series G, Series I and Series L preferred stock of the Company and all related provisions, and
(d) eliminates the voting provisions relating to the Company's existing Series A and Series B preferred stock.

                                                                Number of Shares
                                                                ----------------
For                                                                19,647,018
Against                                                               594,514
Abstain                                                                12,900
Broker Non-Votes                                                    4,727,690

      (3) To approve the 2006 Employee Stock incentive Plan (as amended).

                                                                Number of Shares
                                                                ----------------
For                                                               19,554,068
Against                                                              655,764
Abstain                                                               44,600
Broker Non-Votes                                                   4,727,690

      At the meeting, the holders of the Company's Series A and B preferred stock were entitled to vote on the election of directors and the elimination of the voting rights of their respective series of preferred stock as set forth in the Second Amended and Restated Certificate of Incorporation. Because a quorum of each of the Series A and Series B preferred stock did not exist at the meeting, no voting occurred on such proposals. As a result, the three nominees to the Board were not elected but shall remain in office until their successors are duly elected and qualified. In addition, the Second Amended and Restated Certificate of Incorporation was approved but without the elimination of the voting rights of the Series A and Series B preferred stock.

Item 5. Other Information

      None.

Item 6. Exhibits

      See Exhibit Index

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2007                  AskMeNow, Inc.


                                        By: /s/ Darryl Cohen
                                           ------------------------------------
                                           Darryl Cohen, Chief Executive Officer
                                           (Principal executive officer and
                                           principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------
10.1 Agreement, made May 25, 2007 by and between Wikimedia Foundation, Inc. and the Company.

10.2      Form of Note for Bridge II 12% junior promissory note

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.