Form 10QSB
period 2007-09-30
AskMeNow,Inc.
filed 2007-11-16
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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

(949) 861-2590
(Issuer’s telephone number including area code)

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
Yes: ☐ No: ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 41,909,887 shares of common stock, par value $.01 per share, outstanding as of November 14, 2007

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

AskMeNow, Inc. and Subsidiaries

Quarterly Report on Form 10-QSB
Period Ended September 30, 2007

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ASKMENOW, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
CURRENT ASSETS	2007	2006
	(Unaudited)
Cash	$36,649	$61,279
Accounts receivable, net	4,021	13,860
Prepaid expenses and other current assets	27,463	79,151
Total Currents Assets	68,133	154,290

Property and Equipment, net	154,763	188,974

OTHER ASSETS
License	150,000	150,000
Other assets	51,196	47,496

TOTAL ASSETS	$424,092	$540,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$804,388	$1,099,937
Accrued expenses	434,454	326,797
Notes payable	3,027,778	-
Notes payable - related party	100,000	102,624
Deferred tax liability	13,176	16,786
Total Current Liabilities	4,379,796	1,546,144

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000,000 shares authorized at September 30, 2007 and December 31, 2006
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized,
22,458 and 362,500 shares issued and outstanding at September 30, 2007
and December 31, 2006, respectively	200,000	3,625,000
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized,
359,567 and 235,500 shares issued and outstanding at September 30, 2007
and December 31, 2006, respectively	2,925,601	2,355,000
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized, zero and 400,000 shares issued and outstanding at September 30, 2007
and December 31, 2006, respectively	-	4,000
Common stock, $0.01 par value, 300,000,000 shares authorized, 40,344,887 and 28,994,887
shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	403,450	289,950
Additional paid-in-capital	28,060,822	14,907,308
Foreign currency translation	6,422	1,925
Accumulated deficit	(35,551,999)	(22,188,567)
Total Stockholders' Equity (Deficit)	(3,955,704)	(1,005,384)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$424,092	$540,760

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUE
Revenue from mobile services	$4,437	$8,058	$14,645	$17,087
	4,437	8,058	14,645	17,087
COSTS AND OPERATING EXPENSES
Cost of revenue	261,400	384,660	934,464	1,280,720
Research and development	24,231	53,541	72,693	176,378
General and administrative	435,952	974,426	1,338,731	2,196,491
Professional fees	338,412	1,698,908	1,381,210	2,253,152
Salaries and compensation	677,413	362,808	3,952,007	2,874,728
Total Operating Expenses	1,737,408	3,474,343	7,679,105	8,781,469

Net Loss from Operations	(1,732,971)	(3,466,285)	(7,664,460)	(8,764,382)

OTHER EXPENSE
Derivative expense	-	(4,245,397)	-	(4,245,397)
Interest expense	(1,187,733)	(11,695)	(5,698,972)	(507,491)
Total other expense	(1,187,733)	(4,257,092)	(5,698,972)	(4,752,888)

Net Loss before income taxes	(2,920,704)	(7,723,377)	(13,363,432)	(13,517,270)
Income taxes	-	-	-	-

Net Loss	(2,920,704)	(7,723,377)	(13,363,432)	(13,517,270)
Preferred stock dividends	(114,469)	-	(444,553)	-

Net loss applicable to common shareholders	$(3,035,173)	$(7,723,377)	$(13,807,985)	$(13,517,270)

Basis and diluted net loss per common share	$(0.08)	$(0.28)	$(0.42)	$(0.51)

Basic and diluted weighted average number of
common shares outstanding	36,502,061	27,574,679	32,898,092	26,651,546

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(13,363,432)	$(13,517,270)
.
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	61,936	56,658
Amortization of deferred compensation	-	235,473
Amortization of note payable discount	-	68,400
Increase in fair value derivative liability	-	4,245,397
Amortization of debt discount	3,027,778	-
Amortization of debt offering costs	2,202,972	-
Subscription receivable	1,400	-
Stock, warrants and options issued for services	3,940,777	3,922,827
Stock issued to officer for services	-	208,000
Warrants issued for financing fees	337,465	108,622
Changes in assets and liabilities
Accounts receivable	9,839	(5,776)
Prepaid expenses	51,689	(41,074)
Deposits	(3,700)	(13,128)
Accounts payable	(295,549)	403,738
Accrued expenses	107,658	53,764
Deferred taxes	(3,611)	-
Net Cash Used In Operating Activities	(3,924,778)	(4,274,369)

INVESTING ACTIVITIES
Purchase of license	-	(150,000)
Purchase of equipment	(27,725)	(18,015)
Net Cash Used In Investing Activities	(27,725)	(168,015)

FINANCING ACTIVITIES
Proceeds from notes payable	3,300,000	721,500
Proceeds from notes payable - related party	-	205,000
Net proceeds from issuance of preferred stock	626,000	4,525,000
Repayment of notes payable	-	(721,500)
Repayment of notes payable - related party	(2,624)	(72,863)
Net Cash Provided By Financing Activities	3,923,376	4,657,137

EXCHANGE RATE GAIN (LOSS)	4,497	2,681

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,630)	217,434

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,279	159,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,649	$377,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest	$243	$83,758

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$2,620,937	$671,225
Reclassification of contracts from equity to liability		$2,581,817

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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

On June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, by and among the Company, InfoByPhone and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”), pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. In connection with the Reverse Merger, the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate 5,586,004 shares of authorized but unissued shares of common stock, par value $0.01, of the Company that, together with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder’s fee, constituted approximately 56% of the then outstanding capital stock of the Company. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, Inc.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Moreover, as of September 30, 2007, the Company was in default under certain of its notes payable to investors in its Bridge I senior promissory notes offering, and is currently unable to pay and is in default with respect to the full $3 million principal amount loaned. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2007, the Company raised net proceeds of $626,000 through the private sale of unregistered, convertible preferred stock. In addition, the Company raised $3,300,000 through the issuance of notes payable to investors, $3,000,000 of which is currently due and payable. Due to the Company’s current cash position, the Company is unable to pay any of the principal or accrued and unpaid interest on such notes and is in default pursuant to the terms of such notes. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

(B) Basis of Presentation

The condensed consolidated financial statements as of and for the periods ended September 30, 2007 and 2006 included herein are unaudited. Such condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007 or for any other period.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 include the accounts of AskMeNow, Inc. and its wholly-owned subsidiaries: InfoByPhone, Inc., and AskMeNow, Inc., a Philippines corporation.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Revenue Recognition

The Company recognizes revenue for all submitted questions at the time of the inquiry. For advertising space sold, the Company will recognize revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2007 and December 31, 2006, there were no cash equivalents.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(E) Concentrations of Risk

During fiscal 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of September 30, 2007 and December 31, 2006, approximately 34% and 39% of the Company’s consolidated assets were located in the Philippines, respectively.

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2007 and December 31, 2006, the Company had no amount in excess of FDIC insurance limits.   At September 30, 2007, the Company had total cash of $25,426 in banks located in the Philippines. At December 31, 2006, the Company had total cash of $18,282 in banks located in the Philippines.

During the three and nine months ended September 30, 2007, one customer accounted for 49% and 62% of the Company’s sales, respectively. For the three and nine months ended September 30, 2006, one customer accounted for 84% and 64% of the Company’s sales, respectively.

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

(G) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Estimated useful lives are as follows: (1) computer equipment - 5 years, (2) office furniture and equipment 5 - 7 years, and (3) leasehold improvements - the term of the lease or the useful life of the improvement, whichever is shorter.

(H) Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended September 30, 2007 and 2006 were $22,020, and $102,000, respectively. The advertising costs for the nine months ended September 30, 2007 and 2006 were $82,523 and $236,995, respectively.

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

(J) Other Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information on its consolidated statement of changes in stockholders’ equity (deficit).

(K) Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity (deficit) as other comprehensive income (loss). As of September 30, 2007, the translation adjustment was not material.

(L) Loss Per Share

The Company follows SFAS No. 128, “Earnings per Share”, in calculating basic and diluted loss per share. Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per common share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. Potential common shares issuable in connection with warrants, options, convertible preferred stock and convertible notes were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential number of common shares issuable upon exercise or conversion of dilutive warrants, stock options, convertible preferred stock and convertible notes at September 30, 2007 and 2006 were 55,686,148 and 24,014,760 shares, respectively.

(M) Business Segments

The Company operates in one segment, mobile devices.

(N) Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires recognition in financial statements of compensation costs related to share-based payment transactions, including employee stock options. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the statement’s required effective date. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

Common stock, stock options and common stock warrants issued to recipients that are not employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements or results of operations.

(Q) Reclassification

Certain amounts in the 2006 financial statements included herewith have been reclassified to conform to the 2007 financial presentation. These reclassifications have no impact on net loss.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Computer equipment	$171,922	$157,343
Office furniture and equipment	96,705	87,224
Leasehold improvements	15,207	26,184
Less accumulated depreciation	(129,071)	(81,777)
	$154,763	$188,974

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $61,936 and $56,658, respectively.

NOTE 4. LICENSE

On November 2, 2006, the Company’s subsidiary, InfoByPhone, entered into a software license and services agreement with Expert System S.p.A. that grants InfoByPhone an exclusive worldwide perpetual license (exclusive of Italy) for the mobile communications industry to use the Cogito® Contact Mobile Product and the Expert System Technology of Text Mining for structured and unstructured databases, natural language query and answer capability.

The Company had previously signed a letter of intent on August 22, 2006 with Expert System that summarized the scope of the proposed agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid Expert System $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in twelve monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for twelve months. Subsequent to completion of the twelve month start-up phase, Expert System will receive a percentage of the net revenue through the seventh anniversary date of the conclusion of the start-up phase. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. As of September 30, 2007, Expert System, despite continued efforts, had not completed the installation of the required databases and thus no amortization of the license was recorded during the quarter. The Company will account for the license in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, and amortization of the license will be over the term of the agreement and commence upon integration of the database software.

NOTE 5. PROMISSORY NOTES

Notes payable at September 30, 2007 consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Bridge I senior promissory notes	$3,000,000	$--
Bridge II junior promissory notes	27,778	--
Total	$3,027,778	$--

(A)  Bridge I 12% Senior Promissory Notes

Beginning in February 2007, the Company began an issue of up to $3,000,000 in senior promissory notes to accredited investors (the “Bridge I” offering), which Bridge I offering was fully subscribed and closed on May 10, 2007. The notes bear interest at 12% per annum and are payable 90 days after the date of issuance unless extended by the Company for up to an additional 90 days. The Company elected to extend the maturity date for the additional 90 days in accordance with the extension option, and as a result the notes’ interest rate increased to 14% per annum from original maturity until payment in full. As part of the Bridge I offering, the Company was obligated to issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. An aggregate 12,000,000 warrants to purchase common stock at $.50 per share with a term of five years were issued by the Company in accordance with the fully subscribed $3,000,000 offering. The Company calculated a debt discount for the value of the warrants issued as part of the transaction in the amount of $3,000,000, which was amortized over the life of the notes. The Company recorded additional interest expense of $609,721 to reflect the amortization of the discount during the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the debt discount amounted to $3,000,000 and had been fully amortized as interest expense.

As part of the Bridge I offering the Company offered the selling agent warrants to purchase 3,600,000 shares of common stock of the Company if the entire $3,000,000 was subscribed, or a proportionately smaller number of warrants if less money was loaned. Upon closing of the fully subscribed offering, the entire 3,600,000 warrants to purchase common stock at $.50 per share with a term of five years had been issued to the selling agent. The Company calculated a debt offering cost asset amount for the value of the warrants issued amounting to $2,202,972, which was fully amortized over the life of the notes at September 30, 2007. The Company recorded amortization expense of $453,646 to reflect the remaining amortization of the debt offering costs during the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the debt offering cost amounted to $2,202,972 and had been fully amortized as interest expense.

As of September 30, 2007, four Bridge I senior promissory notes in the aggregate principal amount of $375,000 had matured and remained unpaid by the Company. The Company’s failure to pay when due such notes constitutes an event of default under such notes and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

(B)  Bridge II 12% Junior Convertible Promissory Notes

Beginning in August 2007, the Company commenced an issue of up to $1,000,000 in junior convertible promissory notes to accredited investors (the “Bridge II” offering) on a “best-efforts” no minimum basis. The notes bear interest at 12% per annum and are payable 270 days after the date of issuance unless extended by the Company for up to an additional 90 days. The promissory notes are convertible, at the option of the holder, into shares of the Company’s common stock at a per share price equal to $.50 per share. Additionally, the holder has the option to convert the note balance, upon consummation by the Company of a qualified equity securities offering with aggregate consideration valued at $5,000,000 or more, into the securities purchased at a per share price equal to the per share sale price paid by the investor(s) in such qualified offering. As of September 30, 2007, the Company had issued a total of $300,000 in Bridge II promissory notes.

As part of the Bridge II offering, the Company is obligated to issue warrants to purchase three shares of common stock for every $1.00 principal amount of notes issued. An aggregate 3,000,000 warrants to purchase common stock at $.50 per share with a term of five years will be issued by the Company in accordance with a fully subscribed $1,000,000 Bridge II offering. As of September 30, 2007, the Company had issued 900,000 warrants in conjunction with the $300,000 in Bridge II promissory notes issued during the quarter. The Company calculated a debt discount for the value of the warrants issued as part of the transaction in an amount of $300,000, which will be amortized over the life of the notes. The Company recorded additional interest expense of $27,778 to reflect the amortization of the discount during the quarter ended September 30, 2007.

NOTE 6. PROMISSORY NOTES - RELATED PARTIES

In January 2006, Sandro Sordi, a director of the Company, loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. On May 17, 2007, the Company and the note holder agreed to extend the due date for repayment of the principal balance and accrued interest until completion of the next round of equity financing. As compensation for the note payable extension, the note holder was granted four warrants for every $1 of principal and accrued interest outstanding on May 17, 2007, which totaled $113,041. The Company issued 452,164 warrants to Sandro Sordi, exercisable for five years at $.50 per share, with the same registration and other rights granted to the Bridge I promissory note holders.

NOTE 7. STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Series A

On April 25, 2006, the Company designated 1,500,000 shares of Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share, payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share has a $10 per share liquidation preference. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter. Effective August 2, 2007, the Company declared a 10% dividend of one tenth of one share, or $1.00 per $10 face value per share, on each share of Series A preferred stock outstanding as of July 23, 2007, the record date for the dividend. Cumulative dividends amounted to $24,580 as of the record date and were converted into 2,458 shares of Series A preferred stock. As of September 30, 2007, accrued dividends for the quarter then-ended were $5,506. As of September 30, 2007, there were 22,458 shares of Series A preferred stock issued and outstanding.

Series B

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share, payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $.50 per share and is redeemable by the Company as set forth in the Second Amended and Restated Certificate of Incorporation. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter. Effective August 2, 2007, the Company declared a 10% dividend of one tenth of one share, or $1.00 per $10 face value per share, on each share of Series B preferred stock outstanding as of July 23, 2007, the record date for the dividend. Cumulative dividends amounted to $670,070 as of the record date and were converted into 67,007 shares of Series B preferred stock. As of September 30, 2007, accrued dividends for the quarter then-ended were $108,963.

On August 2, 2007, holders of 33,000 shares of Series B preferred stock elected to convert their shares into an aggregate 660,000 shares of unregistered, restricted common stock. On August 21, 2007, holders of 319,000 shares of Series B preferred stock elected to convert their shares into an aggregate 6,380,000 shares of unregistered, restricted common stock. As of September 30, 2007, there were 359,567 shares of Series B preferred stock issued and outstanding.

Series C

On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock, which occurred on December 18, 2006. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 shares of unregistered, restricted common stock. As of September 30, 2007, no shares of Series C preferred stock were issued or outstanding.

Preferred Stock Offerings

Commencing April 25, 2006, the Company began an offering of Series A preferred stock in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock for shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 warrants while the exercise price remained at $0.50 per share.  The number of warrants issuable to the placement agent also increased from 1,000,000 to 2,000,000 (or such proportionately smaller number if less than the maximum offering amount was raised), exercisable at $.50 per share of common stock rather than $1.00 per share.

The Company completed the sale of an additional 14.5 Units amounting to $725,000 in the first quarter of 2007 until the offering was closed to new investment on February 28, 2007. The offering closed with a total of 134 Units of the Series A and B preferred stock issued for aggregate gross proceeds of $6,705,000 ($2,375,000 from the sale of 237,500 shares of Series A preferred stock, and $4,330,000 from the sale of 433,000 shares of Series B preferred stock). The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $.50 per share for a term of five years, as well as (1) an aggregate of $707,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,200,000 shares of common stock. During the quarter ended September 30, 2007, Series A holders exchanged 7,500 Series A shares for 7,500 Series B shares. During the nine months ended September 30, 2007, Series A holders exchanged 342,500 Series A shares for 342,500 Series B shares.

In May 2007, the Board of Directors of the Company approved an offer to holders of the Series A and Series B preferred stock in settlement of claims such holders may have had against the Company in connection with the Company’s Bridge I offering that closed in the second quarter of 2007. Specifically, for an 18 month period following completion of the preferred stock offering, the Company was prohibited from offering securities (including derivative securities) at less than $1.25 per share without the consent of the investor representative appointed by the investors in the preferred stock offerings. The Company provided participants in the Bridge I note financing with warrants to purchase shares of common stock at $.50 per share and did not obtain the investor representative’s approval.

As consideration for the waiver of any breach and as consideration for the termination of the $1.25 floor going forward, and with the approval of the investor representative, the Board approved the issuance to holders of the Series A and Series B preferred stock of additional warrants to purchase 2 shares of common stock for each $1.00 in principal at $.50 per share for a term of five years. Any such holder will receive the additional warrants upon such holder’s acceptance of the settlement offer and execution of a waiver of any breach or claims. In the event the settlement offer was accepted by the holders of at least 50% of the outstanding Series A and Series B preferred stock, the Company would no longer be prohibited from offering securities (including derivative securities) at less than $1.25 per share, provided that any new securities were offered at a price at or above $.50 per share. As of September 30, 2007, holders of 5,000 shares of Series A preferred stock and holders of 330,500 shares of Series B preferred stock had accepted the settlement offer, which aggregate 335,500 shares represented 50.04% of the shares of preferred stock then-outstanding. Having received the required consent, the Company thereafter submitted the signed waiver documents to, and received the written consent of, the investor representative on October 8, 2007.

(B) Warrants Issued

In September 2007, the Company issued warrants to purchase 50,000 shares of common stock to an attorney with an exercise price of $0.50 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 245%, risk-free interest rate of 3.97%, and expected lives of three years. The Company recorded $23,714 in additional professional fees for the quarter ended September 30, 2007.

In July 2007, the Company issued warrants to purchase 100,000 shares of common stock to a law firm with an exercise price of $0.57 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 245%, risk-free interest rate of 4.55%, and expected lives of three years. The Company recorded $55,205 in additional professional fees for the quarter ended September 30, 2007.

As discussed elsewhere herein, during the three months ended September 30, 2007, the Company issued warrants to purchase (a) 75,000 shares of common stock in connection with the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred stock shares, and (b) 900,000 shares of common stock in connection with $300,000 raised in the Bridge II junior convertible promissory note offering.

During the nine months ended September 30, 2007, the Company issued warrants to purchase (a) 1,450,000 shares of common stock in connection with $725,000 of new subscriptions for preferred stock Units, (b) 3,425,000 shares of common stock in connection with the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred stock shares, (c) 12,000,000 shares of common stock in connection with $3,000,000 raised in its Bridge I note offering, (d) 900,000 shares of common stock in connection with $300,000 raised in the Bridge II convertible promissory note offering, (e) 3,600,000 shares of common stock to the placement agent in the Bridge I note offering, (f) 150,000 shares in lieu of cash payments for legal fees as discussed above, and (g) 452,164 shares of common stock to a director for the extension of his note payable to the Company as discussed above in Note 6. Promissory Notes-Related Parties.

Warrants outstanding at September 30, 2007 were as follows:

Warrants and Options

Outstanding at beginning of year	10,919,043
Granted	21,977,164
Exercised	---
Warrants at September 30, 2007	32,896,207

(C) Second Amended and Restated Certificate of Incorporation

On September 10, 2007, the Company filed with the State of Delaware its Second Amended and Restated Certificate of Incorporation which (a) increased the number of authorized shares of common stock, $.01 par value, of the Company from 100,000,000 shares to 300,000,000 shares, (b) eliminated the Class B and Class D common stock of the Company and all related provisions, and (c) eliminated the Series E, Series F, Series G, Series I and Series L preferred stock of the Company and all related provisions. The Company had proposed also eliminating the voting provisions relating to the Company’s Series A and Series B preferred stock from the charter but could not do so because of the failure to obtain a quorum of the Series A and Series B stock at the Company’s annual meeting of stockholders held on August 1, 2007.

NOTE 8. STOCK OPTION PLANS

Effective January 1, 2006, the Company’s 2005 and 2006 Plans (as defined below) were accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires recognition in financial statements of compensation costs related to share-based payment transactions, including employee stock options. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the statement’s required effective date. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123(R), the Company’s results for the three and nine months ended September 30, 2007 include share-based compensation expense totaling $369,167 and $3,091,479, respectively, which has been included in salaries and compensation expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense in fiscal 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

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

 The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the nine months ended September 30, 2007

Expected term (in years)	1 to 5
Expected volatility	245%
Expected dividend yield	0%
Risk-free interest rate	4.01% to 4.85%

There were 4,043,000 and 200,000 non-employee (including non-employee director) stock option awards granted in the nine months ended September 30, 2007 and 2006, respectively. There were 2,883,000 and 2,270,000 employee stock options granted in the nine months ended September 30, 2007 and 2006, respectively. There were 129,000 options granted to employees under the Company’s 2006 Plan, and 247,000 options granted under the Company’s 2005 Plan during the nine months ended September 30, 2007.

In July 2007, the Board of Directors amended options granted to Darryl Cohen to purchase 2,000,000 shares, Sandro Sordi to purchase 100,000 shares, and Alan Smith to purchase 100,000 shares of common stock, $.01 par value of the Company. The amendment provided for an increase in the exercise price of such options from $.50 to $.59 per share, the closing price of the common stock on the date of the grant. All other terms of such options remained the same. In addition, the Board approved the extension of the exercise periods by one year of options granted to two former employees of the Company to purchase an aggregate 243,000 shares. All other terms of such options remained the same.

Plan Information

In August 2006, the 2006 Employee Stock Incentive Plan was approved and adopted by the Board of Directors, and subsequently amended in June 2007 (as amended, the “2006 Plan”). The 2006 Plan became effective upon the approval of the holders of a majority of the Company’s common stock at the Company’s annual stockholders meeting held on August 1, 2007. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 10,000,000 shares of common stock. Options are granted at various times and vest over various periods. As of September 30, 2007, the Company had issued a total of 1,831,000 options pursuant to the 2006 Plan.

Under the 2005 Management and Director Equity Incentive and Compensation Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods. As of September 30, 2007, the Company had issued a total of 1,924,000 options pursuant to the 2005 Plan.

A summary of the status of the Company’s stock options as of September 30, 2007 and the changes during the nine months then-ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	7,722,000	$.58
Issued	6,926,000.71
Expired	(243,000)	(.72)
Outstanding at September 30, 2007	14,405,000	$.65
Exercisable at September 30, 2007	11,509,343

Weighted average exercise price of options granted to employees at September 30, 2007	$.64

Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.50-$0.85	14,135,000	7.5	$0.63	11,239,343	$0.61
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

NOTE 9. COMMITMENTS AND CONTINGENCIES

(A) Content Contracts

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The content costs associated with these contracts are included in cost of revenues.

Future minimum payments are approximately as follows:

Year Ended September 30,

2007	$23,970
2008	98,495
2009	8,475
$130,940

(B) Employment Contracts

In July 2005, InfoByPhone Inc. entered into an employment agreement with Darryl Cohen for a term of three years at an annual minimum salary of $110,000, with additional bonuses and fringe benefits as determined by the Board of Directors. In April 2006 the Company increased Mr. Cohen’s base salary to $250,000 per year and provided for an automobile allowance of $6,840 per year.

In May 2007, the Board of Directors of the Company determined that in the event of a change of control as defined in Mr. Cohen’s employment agreement, which definition was revised to include the issuance of 25% or more of the issued and outstanding shares of the Company to one or more persons acting together as a group (with certain exceptions), all options, warrants and restricted shares outstanding and not then vested held by Messrs. Cohen, Sordi and Smith and Dennis Bergquist, financial consultant to the Company, would accelerate and become fully vested. In addition, each of such four individuals would be granted a non-qualified option or warrant granting each the right to purchase that number of shares equal to the number of shares subject to all of each such individual’s options and warrants outstanding as of May 17, 2007, such change of control options and warrants to be exercisable at the fair market value of the common stock at the time of the change of control.

On October 10, 2006, the Company entered into employment agreements with eight executives, each for a term of one year at an annual average salary of $74,450, with additional bonuses and fringe benefits as determined by the Board of Directors. In May 2007, the Board of Directors amended the employment agreements of two of these officers to provide for the issuance of (a) 700,000 options to the Company’s Director of Interactive Media, and (b) 700,000 options to the Company’s Director of Revenue and Content. In both cases, 500,000 options were granted at $.80 per share and vested when the Company entered into an agreement with the Wikimedia Foundation on May 25, 2007, and 200,000 of which were granted on May 17, 2007, at $.75 per share, of which 50,000 vest in the sole discretion of the CEO each time (up to four times) a material contract is executed between the Company and a licensed third-party content provider, or an “Enterprise Contract” (as defined in the employment agreements, as amended) is executed.

(C) Financial Advisory Agreements

In July 2006, the Company entered into a financial advisory agreement with Arjent Ltd. for twenty-four months at a rate of $5,000 per month. Pursuant to an underwriting agreement with the financial advisor, the Company is obligated to an exclusive period of twenty-four months commencing on March 1, 2007 and ending on February 28, 2009. Management believes that the financial advisor has not performed in accordance with the agreement and has ceased to provide services to the Company. Due to this breach of the agreement, management believes that the Company has no further obligation or exclusivity with the financial advisor.

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

(D) Financial Consulting Agreement

In January 2007, the Company entered into a financial consulting agreement with an individual who agreed to provide financial consulting and CFO services for twelve months at a rate of $14,600 per month. The agreement also provided for the grant to the consultant of non-qualified stock options to purchase an aggregate 1 million shares of common stock at $0.55 per share, the closing price of the common stock on the date of grant, vesting as to 600,000 shares immediately and 100,000 shares each 90 days thereafter.

(E) Litigation

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation (a former consultant of the Company), filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) on February 1, 2006 seeking specific performance of an agreement which provided for “piggyback” registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its then pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company has agreed to register the shares. The Company has answered the complaint and denied the claims. On July 16, 2007, the plaintiff filed an amended complaint. The amended complaint alleged damages of not less than $525,000, which the Company believes is without merit. The Company has filed a motion to dismiss the amended complaint, which motion is currently pending.  As of September 30, 2007, the Company has not accrued any liability related to the claim and no further developments have occured regarding this claim.

In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s then-principal shareholder (“CDA”), and for CDA’s failure to advise the Company’s stockholders of the sale of the company until after the Reverse Merger. As of September 30, 2007, the Company has not accrued any liability related to the claim and no further developments have occurred regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of IndyMac Bank, F.S.B., in the Los Angeles Superior Court against the Company (then known as Ocean West Holding Corporation), former subsidiary Ocean West Enterprises, Inc. (“OWE”), CDA, and Does 1 through 100, inclusive. The underlying complaint brought by the federal bank alleged a default by OWE under settlement agreements with the bank, which had purchased certain loans from OWE. The complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005, the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date. Personal service upon the Company’s registered agent was claimed, but the Company was never served and sought to remove the judgment. On August 8, 2007, the default judgment against the Company was vacated in the Los Angeles Superior Court on the basis that the Company had not been properly served. During the quarter ended September 30, 2007, OWE and the Company were named as defendants in the legal matter of IndyMac Bank, F.S.B. vs. Ocean West Enterprises, Inc. (Case No. GC036470). The Company served a cross-complaint against the plaintiffs and has not received a legal response. As of September 30, 2007, the Company has not accrued any liability related to the claim.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA, and their respective affiliates under both the Exchange Agreement and an Assignment and Assumption of Liabilities Agreement dated May 23, 2005 that the Company entered into with the former principals in connection with the Reverse Merger. As of September 30, 2007, the Company has not accrued any liability for this guarantee.

NOTE 10. SUBSEQUENT EVENTS

(A) AskFrank and AskWiki

AskFrank

On October 17, 2007, the Company entered into a Services Agreement with Ask Frank Limited (“Ask Frank”), pursuant to which AskMeNow will provide mobile phone information services under the private label name of “AskFrank”, a question and answer service for mobile phones. Specifically, under the agreement AskMeNow will provide text answers via text-messaging/SMS to queries on topics of general interest received from users of the AskFrank service in Australia and New Zealand. The company will provide the service on an exclusive basis in Australia and New Zealand unless Ask Frank defaults in certain payments owed to the company and fails to timely cure such default, in which case AskMeNow may elect to provide the service on a non-exclusive basis.

In consideration of providing the service, AskMeNow shall receive a one-time start-up fee and a monthly fee for answering a certain minimum number of questions. Questions answered by the company in excess of the agreed-upon minimum will be answered at a per-question fee. The agreement’s initial term is 12 months, and is renewable at the option of Ask Frank for an additional 12-month period. In the event Ask Frank extends the initial term by such 12 month period, the agreement thereafter automatically renews for subsequent 12 month periods unless either party provides written notice of termination at least 120 days prior to the end of the then-current term.

AskWiki

On October 29, 2007, the Company announced the successful initial roll-out of AskWiki, the first public natural language search of the Wikipedia database. AskWiki is now in the planned early stage development Beta period.

(B) Bridge I Settlement Offer and Waiver

As of November 6, 2007, the Company was in default under each of the notes issued in its Bridge I offering. The Company’s failure to pay such notes when due constitutes an event of default and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company has presented the holders of the Bridge I notes an offer whereby the Company has requested that each holder waive any default (including any payment default) under such notes, extend the maturity of the notes by a 270-day period, and permit the notes to continue to bear interest at 12% during the requested extension period. The Company also requested that the holders waive any right to default interest, and proposed amending the notes to permit optional conversion of the note balance at the holder’s option at any time into shares of the Company’s common stock at a conversion price of $.50 per share. As consideration for the requested waivers and amendments to the Bridge I notes, the Company is offering warrants to purchase three shares of common stock of the Company for every $1.00 principal loaned at an exercise price of $.50 for a term of three years.

(C) Preferred Stock Settlement Offer and Waiver

The investor representative for the holders of the Company’s Series A and Series B preferred stock executed the waiver agreement, effective October 8, 2007, upon the Company’s submission of evidence supporting the approval of 50.04% of the preferred shareholders. Therefore, in accordance with the terms and conditions of the settlement offer and wavier, there is no longer any restriction on the Company issuing its common stock or common stock derivatives at less than $1.25 per share, provided that any such issuance is at a price at or above $.50 per share, for an eighteen month period from May 15, 2007. As consideration for the waiver of any breach and as consideration for the termination of the $1.25 floor going forward, only those investors who execute a settlement offer and waiver shall be entitled to compensation of additional warrants to purchase 2 shares of common stock for each $1.00 in principal held at $.50 per share for a term of five years. As of November 5, 2007, the electing investors had been issued an additional 6,710,000 warrants as consideration for their execution of the settlement offer and waiver.

(D) Series B Convertible Preferred Stock Conversions

During October 2007, holders of Series B Convertible Preferred Stock elected to convert 63,250 shares and accrued dividends into 1,265,000 shares of unregistered common stock.

(E) Financial Consulting Agreement

In October 2007, the Company entered into a financial consulting agreement with Boston Financial Partners, Inc. for a one-year agreement commencing October 1, 2007 through September 30, 2008 to provide investor relations and financial consulting services. The agreement provided for the grant to the consultant of warrants to purchase 600,000 shares of common stock at $0.50 per share for a period of five years, and the issuance and grant of 300,000 shares of restricted common stock of the Company.

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

General

AskMeNow, Inc. is a holding company and parent of InfoByPhone, Inc., a Delaware corporation. InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow™ service. The service is a mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to email or text message questions to the Company. An answer is then text messaged or emailed back to the consumer’s mobile device, usually within a matter of minutes. The Company is also developing an automated enterprise solution in conjunction with Expert System S.p.A., a developer of knowledge management tools. The automated enterprise solution is being designed to enable users of a mobile device to text message customer service-related questions and receive an answer through text. The Company plans to launch the enterprise service in the next three to six months.

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or is expected to have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Revenue Recognition

The Company recognizes revenue for all submitted questions at the time of the inquiry. For advertising space sold, the Company will recognize revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The financial statements of the Company’s Philippines subsidiary are translated to the U.S. dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. As of September 30, 2007, the translation adjustment was ($6,422).

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements or results of operations.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC.

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

Revenue

Revenues for the three months ended September 30, 2007 were $4,437, a decrease of $3,621, or 45%, over revenues of $8,058 for the three months ended September 30, 2006.

The decrease in revenues was due to the Company transitioning its revenue model to providing an automated enterprise solution as well as a consumer product that the Company anticipates will be supported by advertising revenue. During the three month period ended September 30, 2007, the Company continued to generate revenue from various customers on a per use basis. In addition, the Company anticipates an increase in sales in the United States as it develops its enterprise solution customer base and expands its current marketing program within the next six to nine months.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2007 amounted to $261,400, a decrease of $123,260, or 32%, over cost of revenue of $384,660 for the quarter ended September 30, 2006. The decrease relates primarily to a decrease in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its service offerings. The Company’s costs of revenue primarily relate to its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.

Research and Development

For the quarter ended September 30, 2007, our research and development expenditures were $24,231, a decrease of $29,310, or 55%, over expenses of $53,541 for the quarter ended September 30, 2006. The decrease was the result of a reduction in research and development payroll costs incurred by the Company. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2007 amounted to $435,952, a decrease of $538,474, or 55%, over general and administrative expenses of $974,426 for the quarter ended September 30, 2006. Lock-up compensation expense of $371,000, which related to shares issued by the Company in exchange for the execution by certain stockholders of a lock-up agreement and which was a significant expense during the three months ended September 30, 2006, was not incurred during the period ended September 30, 2007 and was the primary reason for the decrease. The decrease was also in part the result of a decrease in investor relations and consulting costs during the quarter as management worked to reduce the Company’s overhead costs. The Company’s primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the three months ended September 30, 2007 were $338,412, a decrease of $1,360,496, or 80%, over professional fees of $1,698,908 for the three month period ended September 30, 2006. The decrease is the result of a reduction in the one-time financial advisory fees related to the Expert System S.p.A. license agreement. Professional fees consist of legal, financial advisory and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with litigation matters and various contracts and agreements prepared on behalf of the Company.

Salaries and Compensation

Salaries and compensation expense for the three months ended September 30, 2007 increased by $314,605 to $677,413, or 87%, over expenses of $362,808 for the same period ended September 30, 2006. This increase is primarily related to the compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option awards and other officer and director compensation.

Other Income/Expense

Derivative Expense

Derivative expense during the quarter was zero, a decrease of $4,245,397 over the derivative expense of the same amount for the quarter ended September 30, 2006. The prior year expense was the result of the Company not having a sufficient number of authorized shares of common stock available for issuance under its then-existing commitments to holders of convertible preferred shares, warrants and stock options that were exercisable during the three months ended September 30, 2006.

Interest Expense

Interest expense during the quarter was $1,187,733, an increase of $1,176,038 over interest expense of $11,695 for the same period ended September 30, 2006. The increase was comprised of $638,000 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company’s Bridge I and II promissory note offerings, $454,000 in amortization of debt offering costs relating to warrants given to the selling agent in the Bridge I offering, and $83,000 in additional financing costs related to the Bridge I and Bridge II promissory note financings.

Net Loss

The net loss for the three-month period ended September 30, 2007 before preferred dividends totaled $2,920,704, compared with $7,723,377 for the same period in 2006, a decrease of $4,802,673 or 62%. The decrease resulted primarily from the $4,245,397 decrease in the derivative expense and a decrease in professional fees, offset by an increase of salary compensation recorded pursuant to SFAS No. 123(R). In addition, cumulative dividends on the outstanding Series A and Series B convertible preferred stock totaled $114,469 for the three months ended September 30, 2007 compared with zero for the same period in 2006. The combined net loss applicable to common shareholders for the three months ended September 30, 2007 was $3,035,173, or $0.08 per share, on 36,502,061 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the three-month period ended September 30, 2006 of $7,723,377, or $0.28 per share, on 27,574,679 weighted average common shares outstanding.

Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006

Revenue

Revenues for the nine months ended September 30, 2007 were $14,645, a decrease of $2,442, or 14%, over revenues of $17,087 for the nine months ended September 30, 2006.

The decrease in revenues was due to the Company transitioning its revenue model to providing an automated enterprise solution as well as a consumer product that the Company expects will be supported by advertising revenue. During the nine month period ended September 30, 2007, the Company continued to generate revenue from various customers on a per use basis. In addition, the Company anticipates an increase in sales in the United States as it develops its enterprise solution customer base and expands its current marketing program within the next six to nine months.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2007 amounted to $934,464, a decrease of $346,256, or 27%, over cost of revenue of $1,280,720 for the nine months ended September 30, 2006. The decrease primarily is the result of a reduction in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its service offerings. Most of the costs are derived from its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.

Research and Development

For the nine months ended September 30, 2007, our research and development expenditures were $72,693, a decrease of $103,685, or 59%, over expenses of $176,378 for the nine months ended September 30, 2006. The decrease was the result of a reduction in research and development payroll costs incurred by the Company. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2007 amounted to $1,338,731, a decrease of $857,760, or 39%, over general and administrative expenses of $2,196,491 for the nine months ended September 30, 2006. Lock-up compensation expense of $371,000, which related to shares issued by the Company in exchange for the execution by certain stockholders of a lock-up agreement and which was a significant expense during the nine months ended September 30, 2006, was not incurred during the same period ended September 30, 2007 and was the primary reason for the decrease. The decrease was also in part the result of significant decreases in consulting fees of $184,000, travel expenses of $100,000 and investor relations costs of $200,000 during the period as management worked to reduce the Company’s overhead costs. The Company’s primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the nine months ended September 30, 2007 were $1,381,210, a decrease of $871,942, or 39%, over professional fees of $2,253,152 for the nine month period ended September 30, 2006. The decrease is the result of a reduction in the one-time financial advisory fees related to the Expert System S.p.A. license agreement. Professional fees consist of legal, financial advisory and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with litigation matters and various contracts and agreements prepared on behalf of the Company.

Salaries and Compensation

Salaries and compensation expense for the nine months ended September 30, 2007 increased by $1,077,279 to $3,952,007, or 37%, over expenses of $2,874,728 for the same period ended September 30, 2006. This increase is primarily related to the compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option awards and other officer and director compensation.

Other Income/Expense

Derivative Expense

Derivative expense during the nine months ended September 30, 2007 was zero, a decrease of $4,245,397 over the derivative expense of the same amount for the same period ended September 30, 2006. This expense was the result of the Company not having a sufficient number of authorized shares of common stock available for issuance under then-existing commitments to holders of convertible preferred shares, warrants and stock options that were exercisable during the nine months ended September 30, 2006.

Interest Expense

Interest expense during the nine months ended September 30, 2007 was $5,698,972, an increase of $5,191,481 over interest expense of $507,491 for the same period ended September 30, 2006. The increase was comprised of $3,028,000 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company’s Bridge I and II promissory note offerings, $2,159,000 in amortization of debt offering costs relating to warrants given to the selling agent of the Company’s Bridge I offering, and $4,000 in additional financing costs related to the Bridge I and Bridge II promissory note financings.

Net Loss

The net loss for the nine month period ended September 30, 2007 before preferred dividends totaled $13,363,432, compared with $13,517,270 for the same period in 2006, a decrease of $153,838. The decrease resulted primarily from the overall $1,100,000 reduction in costs and operating expenses, which was offset by corresponding increases in other expenses. In addition, cumulative dividends on the outstanding Series A and Series B convertible preferred stock totaled $444,553 for the nine months ended September 30, 2007 compared with zero for the same period in 2006. The combined net loss applicable to common shareholders for the nine months ended September 30, 2007 was $13,807,985, or $0.42 per share, on 32,898,092 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the nine month period ended September 30, 2006 of $13,517,270, or $0.51 per share, on 26,651,546 weighted average common shares outstanding.

Liquidity and Capital Resources

Product development, the national rollout of our service, initial sales, financial advisors, expansion of service offerings, call center operational staffing in the Philippines, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until our products and services are fully introduced into the market and reach profitability. We used $3,924,778 and $4,274,369 of cash for the nine months ended September 30, 2007 and 2006, respectively, in operating activities.

We were able to raise $3,926,000 in net proceeds from the sale of convertible preferred stock and bridge notes payable during the nine months ended September 30, 2007, compared to $5,451,500 from the sale of convertible preferred stock and notes payable for the same period in 2006. The proceeds of the preferred stock and bridge note offerings were used to continue product development, introduce the product into the market, and pay current operational expenses. At September 30, 2007, the Company had $36,649 cash on hand compared to $61,279 as of December 31, 2006. This cash position results from the securing of additional bridge financing and a continuing effort to pay the Company’s operating expenses and best manage available cash. The Company’s current constrained cash position renders the Company unable to repay the $3 million principal amount raised in its Bridge I note offering or any accrued and unpaid interest thereon. The Company is currently in default under its Bridge I promissory notes and will remain in default until such time as the note holders extend the maturity of the notes and/or the Company obtains sufficient funds to repay the amounts due and payable.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital by offering equity and debt securities of the Company. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products and services. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases.

Our revenues are not sufficient to fund our operations for the next twelve months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies, enterprise contracts or acceptance of our consumer products. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss in 2007 to date of $13,363,432 and net cash used in operations in 2007 of $3,924,778 raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer has concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officer is provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control over Financial Reporting

During the quarter to which this report relates, there were no changes in internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, there have been no material changes to any legal proceedings relating to the Company previously reported except as discussed in Note 9. Commitments and Contingencies - Litigation in the notes to the condensed consolidated financial statements included herewith.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Bridge II 12% Junior Convertible Promissory Notes

Beginning in August 2007, the Company commenced an issue of up to $1,000,000 in junior convertible promissory notes to accredited investors on a “best-efforts”, no minimum basis. The notes bear interest at 12% per annum and are payable 270 days after the date of issuance unless extended by the Company for up to an additional 90 days. The promissory notes are convertible, at the option of the holder, into shares of the Company’s common stock at a per share price equal to $.50 per share. Additionally, the holder has the option to convert the note balance, upon consummation by the Company of a qualified equity securities offering with aggregate consideration valued at $5,000,000 or more, into the same securities purchased at a per share price equal to the per share sale price paid by the investor(s) in such qualified offering. As of September 30, 2007, the Company had issued a total of $300,000 in Bridge II promissory notes.

As part of the Bridge II offering, the Company is obligated to issue warrants to purchase three shares of common stock for every $1.00 principal amount of notes issued. An aggregate 3,000,000 warrants to purchase common stock at $.50 per share with a term of five years will be issued by the Company in accordance with a fully subscribed $1,000,000 Bridge II offering. As of September 30, 2007, the Company had issued 900,000 warrants in conjunction with the $300,000 in Bridge II promissory notes issued during the quarter.

Warrants

In September 2007, the Company issued warrants to purchase 50,000 shares of common stock to a law firm with an exercise price of $0.50 per share for past services rendered. Such warrants are exercisable immediately with a three year term and permit cashless exercise.

In July 2007, the Company issued warrants to purchase 100,000 shares of common stock to a law firm with an exercise price of $0.57 per share for past services rendered. Such warrants are exercisable immediately with a three year term and permit cashless exercise.

During the nine months ended September 30, 2007, the Company also issued the following warrants related to the raising of debt and equity capital:

Warrants issued with new issuances of preferred stock Units	1,450,000
Warrants issued in conversion of Series A to Series B preferred stock	3,425,000
Warrants issued with Bridge I notes payable	12,000,000
Warrants issued with the Bridge II convertible notes payable	900,000
Warrants issued to a director for a promissory note extension	452,164
Warrants issued to placement agent in Bridge I financing	3,600,000
Total	21,827,164

See Notes 5, 6, 7 and 8 to the condensed consolidated financial statements included herein for more information regarding these warrant issuances.

Warrants issued by the Company during the quarter expire three or five years from the date of issuance and are generally exercisable immediately upon issuance. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event. Warrants issued in connection with the Company’s Series A and Series B preferred stock and Bridge I notes also contain anti-dilution protection in the event the Company issues common stock or common stock equivalents at a price less than the then-applicable exercise price of such warrants.

The Company issues securities in reliance on the safe harbor and exemptions from registration provided under Regulation S, Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of which were accredited or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to the Company’s SEC filings.

Company Repurchases of Securities

During the three months ended September 30, 2007, no purchases of equity securities of the Company were made by or on behalf of the Company or any affiliated purchaser of the Company.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2007, four Bridge I senior promissory notes in the aggregate principal amount of $375,000 had matured and remained unpaid by the Company and accrued and unpaid interest at such date amounted to $2,466. As of November 6, 2007, the Company was in default under the remaining notes issued in its Bridge I offering. The Company’s failure to pay such notes when due constitutes an event of default and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company has presented the holders of the Bridge I notes an offer whereby the Company has requested that each holder waive any default (including any payment default) under such notes, extend the maturity of the notes by a 270-day period, and permit the notes to continue to bear interest at 12% during the requested extension period. The Company also requested that the holders waive any right to default interest, and proposed amending the notes to permit optional conversion of the note balance at the holder’s option at any time into shares of the Company’s common stock at a conversion price of $.50 per share. As consideration for the requested waivers and amendments to the Bridge I notes, the Company is offering warrants to purchase three shares of common stock of the Company for every $1.00 principal loaned at an exercise price of $.50 for a term of three years.

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

	Number of Shares
		Withhold
Name of Nominee	For	Authority

Darryl Cohen	24,336,871	645,251
Alan Smith	24,336,871	645,251
Sandro Sordi	24,270,121	712,001

(2) To approve and adopt the Second Amended and Restated Certificate of Incorporation that (a) increases the number of authorized shares of common stock, $.01 par value, of the Company from 100,000,000 shares to 300,000,000 shares, (b) eliminates the Class B and Class D common stock of the Company and all related provisions, (c) eliminates the Series E, Series F, Series G, Series I and Series L preferred stock of the Company and all related provisions, and (d) eliminates the voting provisions relating to the Company’s existing Series A and Series B preferred stock.

Number of Shares
For	19,647,018
Against	594,514
Abstain	12,900
Broker Non-Votes	4,727,690

(3) To approve the 2006 Employee Stock incentive Plan (as amended).

Number of Shares
For	19,554,068
Against	655,764
Abstain	44,600
Broker Non-Votes	4,727,690

At the meeting, the holders of the Company’s Series A and B preferred stock were entitled to vote on the election of directors and the elimination of the voting rights of their respective series of preferred stock as set forth in the Second Amended and Restated Certificate of Incorporation. Because a quorum of neither of the Series A nor Series B preferred stock existed at the meeting, no voting occurred on such proposals. As a result, the three nominees to the Board were not elected but shall remain in office until their successors are duly elected and qualified. In addition, the Second Amended and Restated Certificate of Incorporation was approved but without the elimination of the voting rights of the Series A and Series B preferred stock.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2007	AskMeNow, Inc.

	By:	/s/ Darryl Cohen
Darryl Cohen, Chief Executive Officer (Principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement of Investor Representative effective October 8, 2007

10.2	Form of Bridge II 12% Junior Convertible Promissory Note and Warrant

10.3	Common Stock Warrant to purchase 100,000 shares of common stock issued to Michael Brown, legal counsel

10.4	Common Stock Warrant to purchase 50,000 shares of common stock issued to Phillips Nizer LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002