Form 10KSB/A
period 2006-12-31
AskMeNow,Inc.
filed 2008-01-28
CIK 1104538

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

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

EXPLANATORY NOTE

This Amendment No. 1 to the AskMeNow, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as originally filed on April 17, 2007, is being filed in response to comments issued by the staff of the Securities and Exchange Commission, including those relating to the Company’s disclosure controls and procedures and certain of the notes to the financial statements of the Company included herewith, and to include signature pages inadvertently omitted from the original filing.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2006 and
December 31, 2005	F-2
Consolidated Statements of Operations for the Years Ended
December 31, 2006 and December 31, 2005 (Restated)	F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the Years Ended December 31, 2006 and December 31, 2005	F-4
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and December 31, 2005 (Restated)	F-5
Notes to Consolidated Financial Statements	F-6

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

In connection with the Reverse Merger, (i) the Company acquired all of the issued and outstanding shares of IBP in exchange for an aggregate 5,586,004 shares of authorized but unissued shares of common stock, par value $.01, of the Company that, with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder’s fee, constituted approximately 56% of the then-outstanding capital stock of the Company, (ii) the then-existing directors of the Company, Marshall Stewart and Daryl Meddings, agreed to resign and the two director designees of IBP joined the Company, (iii) the existing officers of the Company resigned and were replaced by the officers of IBP, (iv) neither IBP nor the Company had any debt or liability, and IBP had no less than $750,000 cash or cash equivalents, and (v) the Company agreed to dispose of OWE. The transaction was treated for accounting purposes as a reverse merger by the accounting acquirer, InfoByPhone, Inc.

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

Fueled by technology’s impact on the hunger for information, the Internet is now being surfed by millions of people at any given time, with over 51% of Americans signing on daily.1

1 2005 Media Comparison Study. MediaCenter, 22 March 2005.

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
Warrants issued for services (5)
Warrants issued for financial services (6)
Warrants issued for IR services (7)
Warrants issued in settlement of debt (8)
	1,702,000 4,100,000 8,335,000 483,123 848,420 1,000,000 200,000 52,500	$ $ $ $ $ $ $ $	0.50 0.50 0.50 2.00 0.46 0.50 0.50 2.00	1,298,000 -0- -0- -0- -0- -0- -0- -0-
Total	18,641,043			1,378,000

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

In August, 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share in partial consideration for the vendor’s agreement to act as the Company’s public/investor relations representative for a term of one year. The warrants vest with respect to 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. The Company recorded the fair market value of the 183,333 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $21,000 and $37,000 in general and administrative expense for the fiscal 2006 third and fourth quarters, respectively.

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

Revenue Recognition. We currently provide two platforms for asking questions: SMS/text messaging and through a downloaded application. Users are charged on a monthly or per question basis but are not charged for the downloaded application. The Company recognizes revenue for all submitted questions at the time of the inquiry, regardless of the method used to submit the question. For advertising space sold, the Company will recognize revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported in a timely manner.

As part of the evaluation of the Company’s disclosure controls and procedures, management considered the impact of weaknesses in such disclosure controls and procedures identified by management and the Company’s auditors. These weaknesses at December 31, 2006 were identified as follows:

a)	The Company lacked sufficient accounting personnel;

b)	The Company lacked effective controls to ensure that accounts payable were entered on a timely basis and were complete and accurate; and

c)	The Company lacked control procedures to ensure invoices were correctly calculated and billed in accordance with their contracted amounts.

Effective January 1, 2007 the Company initiated a new accounts payable software system that was integrated with the general ledger that the Company believes addressed the auditor’s concerns. The Company also added accounts receivable control procedures, which it believes addressed the auditor’s concerns.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There have not been any material changes or events during the fourth quarter ended December 31, 2006 that have not been described in a report on Form 8-K.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Total ($)
Darryl Cohen Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	2006	$245,384	(1)	$200,000	(2)	$208,000	(3)	$1,719,600	(4)	$2,372,984
	2005	$52,820		—		—		$139,400	(5)	$192,220

(1)	Includes $46,154 of accrued but unpaid salary due the officer at December 31, 2006 and $6,840 in auto allowance.

(2)	The entire bonus amount of $200,000 was accrued but unpaid at December 31, 2006 and will be paid upon the completion of funding of equity.

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

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
DDarryl Cohen	2,000,000	(1)	1,500,000	(2)	—	$0.50	2016	—	—	—	—
	200,000	(3)	—		—	$0.70	2015	—	—	—	—

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

Name	Year	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith	2006	—	$101,490	(1)	—	—	—	$101,490
Sandro Sordi	2006	—	$101,490	(1)	—	—	—	$101,490

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

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding common stock by each director, the Chief Executive Officer of the Company, all executive officers and directors as a group, and beneficial owners of more than five percent of the 33,299,887 outstanding shares of common stock as of April 9, 2007:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Darryl Cohen	3,720,667	(2)	10.3%
Alan Smith	240,000	(3)	*
Sandro Sordi(4)	923,334	(3)(4)	2.8%
Yvon Cormier(5)	2,050,000		6.2%
Total number of shares owned by directors and executive officers as a group (3 persons)	4,884,001		12.8%

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

Item 13.  Exhibits

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation of AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Schedule 14C Information Statement, filed on November 27, 2006 (File No. 000-49971).

3.2	Bylaws of Ocean West Holding Corporation.	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation (File No. 333-95927), filed on February 1, 2000.

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock of AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

3.4	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

4.1	Common Stock Purchase Warrant Agreement Between Ocean West Holding Corporation and Registrar and Transfer Company	Previously filed as an exhibit to the Registration Statement of Ocean West Holding Corporation, filed on April 13, 2002 (File No. 333-86484).

Exhibit No.	Description of Exhibit	Location
4.2	Form of Common Stock Purchase Warrant of Ocean West Holding Corporation, dated January 17, 2006 (one of two identical warrants each in the amount of $250,000).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2006 (File No. 000-49971).

4.3	Form of 10% Subordinated Promissory Note, dated January 17, 2006 (one of two identical notes each in the amount of $250,000).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2006 (File No. 000-49971).

4.4	Form of Common Stock Purchase Warrant, dated January 17, 2006.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2006 (File No. 000-49971).

4.5	Form of Secured Promissory Note of Ocean West Holding Corporation, dated March 1, 2006 (one of two identical notes except for names each in the amount of $100,000).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 8, 2006 (File No. 000-49971).

4.6	Form of Affidavit for Judgment by Confession, dated March 1, 2006 (one of two identical affidavits, except for names).	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 8, 2006 (File No. 000-49971).

4.7	10% Subordinated Promissory Note due July 2, 2006.	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB, filed on April 19, 2006 (File No. 000-49971).

4.8	Form of Subscription Agreement.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed on July 11, 2005.

10.1	Securities Exchange Agreement and Plan of Reorganization, dated as of April 14, 2005, by and among Ocean West Holding Corp., InfoByPhone, Inc. and certain stockholders of InfoByPhone, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 9, 2005 (File No. 000-49971).

10.2	Joint Marketing Program Agreement, dated as of October 5, 2005, between Avis Rent-A-Car System, Inc. and AskMeNow, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on October 11, 2005 (File No. 000-49971).

10.3	Web Linking Agreement - BlackBerry MDS Studio, dated as of September 22, 2005, between Research In Motion Limited and InfoByPhone, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on October 7, 2005 (File No. 000-49971).

10.4	InfoByPhone, LLC Ohio Lease.	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, filed on September 14, 2005 (File No. 333-128314).

10.5	Lease Agreement, dated on or around August 30, 2005, by and between AskMeNow, Inc. and Eastern Telecommunications Phils., Inc. (“Manila Lease”)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, filed on September 14, 2005 (File No. 333-128314).

10.6	Office Space Lease Between the Irvine Company and Ocean West Holding Corporation.	Filed herewith.

10.7+	Amended and Restated Employment Agreement, dated as of July 19, 2005, by and between Darryl Cohen and InfoByPhone, Inc.	Filed herewith.

10.8	Form of Exchange Agreement, dated as of November 30, 2005 by and between Ocean West Holding Corporation and the holders of Common Stock Purchase Warrants.	Filed herewith.

Exhibit No.	Description of Exhibit	Location
10.9	Stock Purchase Agreement, dated as of December 30, 2005, between Ocean West Holding Corporation and Container/ITW, Inc.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on January 3, 2006 (File No. 000-49971).

10.10	Stock Exchange Agreement, dated as of March 10, 2006, by and among Ocean West Holding Corporation, Karrell Pty Limited and certain Karrell shareholders.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 16, 2006 (File No. 000-49971).

10.11	Wireless Application Distribution Agreement, dated as of March 31, 2006, by and between InfoByPhone, Inc. and Rogers Wireless Partnership.	Previously filed as an exhibit to the Registrant’s Audit Report on Form 8-K, filed on April 7, 2006 (File No. 00049971).

10.12	Assignment and Assumption of Liabilities Agreement dated as of May 23, 2005, by and among Ocean West Enterprises, Inc., Ocean West Holding Corporation, and Consumer Direct of America.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on August 15, 2005 (File No. 000-49971).

10.13	Services Agreement, dated June 1, 2006, between AskMeNow, Inc. and Mobile ESPN LLC.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on June 20, 2006 (File No. 000-49971).

10.14	Assignment and Assumption of Liabilities Agreement, dated May 23, 2005, between Ocean West Enterprises, Inc., Ocean West Holding Corporation and Consumer Direct of America.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed on September 26, 2006 (File No. 000-49971).

10.15	Software License and Services Agreement, dated November 2, 2006, between Expert System S.p.A. and InfoByPhone, Inc.*	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on November 8, 2006 (File No. 000-49971).

10.16	Letter Agreement, dated August 1, 2006, between Ocean West Holding Corporation, BK Financial Services, LLC and Meyer Capital Corporation.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.17	Consulting Agreement, dated August 4, 2006, by and between Ocean West Holding Corporation and CJB Group, Inc.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.18	Warrant Agreement, dated July 26, 2006, by and between Ocean West Holding Corporation and Phillips Nizer LLP.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.19+	Ocean West Holding Corporation 2006 Employee Stock Incentive Plan.	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 21, 2006 (File No. 000-49971).

10.20+	Consulting Agreement, dated January 29, 2007, by and between AskMeNow, Inc. and Dennis Bergquist.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on February 2, 2007 (File No. 000-49971).

10.21	Assignment and Assumption of Liabilities Agreement, dated May 23, 2005.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed on August 11, 2005.

Exhibit No.	Description of Exhibit	Location
16.1	Letter from DeJoya & Company, dated August 1, 2005.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on August 2, 2005 (File No. 000-49971).

16.2	Letter from Chavez and Koch, CPA, dated January 31, 2005.	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on February 4, 2005 (File No. 000-49971).

21.1	Subsidiaries of the Registrant.	Filed herewith.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

Pre-Approval Policies

It is the policy of the Audit Committee to pre-approve the audit and permissible non-audit services performed by the Company’s registered independent public accountants in order to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact. In fiscal 2006, the Audit Committee did not pre-approve any audit of permissible non-audit services due to an administrative oversight; the Audit Committee intends to properly approve all such services in the future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AskMeNow, Inc.

By: /s/ Darryl Cohen	January 28, 2008
Darryl Cohen, President, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Darryl Cohen	January 28, 2008
Darryl Cohen,
(Principal Executive Officer, Principal Financial Officer and Director)

By: /s/ Alan Smith	January 28, 2008
Alan Smith, Director

By: /s/ Sandro Sordi	January 28, 2008
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

WEBB & COMPANY, P.A.

Boynton Beach, Florida

April 11, 2007

PART I.- FINANCIAL INFORMATION

Item 1. Financial Statements

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$61,279	$159,622
Accounts receivable	13,860	-
Prepaid expenses and other current assets	79,151	47,592
Total Currents Assets	154,290	207,214

PROPERTY AND EQUIPMENT, NET	188,974	245,477

OTHER ASSETS
License	150,000	-
Deposits	47,496	33,900

TOTAL ASSETS	$540,760	$486,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable	$1,099,937	$197,368
Accrued expenses	326,797	84,077
Notes payable - related party	102,624	-
Deferred Tax Liability	16,786	-
Total Current Liabilities	1,546,144	281,445

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

The accompanying notes are an integral part of these consolidated finacial statements.

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
		Restated
REVENUE
Revenue from mobile services	$27,846	$10,838
	27,846	10,838
COSTS AND OPERATING EXPENSES

Cost of revenue	1,679,307	952,365
Research and development	222,005	338,998
General and administrative	2,906,843	2,535,980
Professional fees	2,622,590	650,767
Salaries and compensation	3,947,217	303,995
Total Operating Expenses	11,377,962	4,782,105

Operating Loss from Continuing Operations	(11,350,116)	(4,771,267)

OTHER INCOME (EXPENSE)
Derivative expense	(1,004,571)	-
Interest expense	(206,483)	(4,186)
Total other expense	(1,211,054)	(4,186)

Net Loss from Continuing Operations before
Taxes and Discontinued Operations	(12,561,170)	(4,775,453)

DISCONTINUED OPERATIONS, net of taxes
Net Loss from discontinued operations	-	(7,245,144)
Gain on sale of subsidiary	-	3,200,877
	-	(4,044,267)
Net loss before income taxes	(12,561,170)	(8,819,720)
Income taxes	(12,832)	-

Net loss	(12,574,002)	(8,819,720)
Preferred stock dividends	(322,314)	-

Net loss applicable to common shareholders	(12,896,316)	(8,819,720)

Basic and diluted net loss from continuing operations per common share	$(0.47)	$(0.32)
Basic and diluted net loss from discontinued operations per common share	-	(0.27)

Basis and diluted net loss per common share	$(0.47)	$(0.59)

Basic and diluted weighted average number of
common shares outstanding	27,228,935	15,028,793

The accompanying notes are an integral part of these consolidated finacial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capitial	Compensation	Income	Deficit	Total
January 1, 2005	-	$-	2,603,123	$26,031	$841,628	$(178,125)	$-	$(794,845)	$(105,311)

Net Loss	-	-	-	-	-	-	-	(8,819,720)	(8,819,720)
Other comprehensive income							1,602		1,602
Total comprehensive loss									(8,818,118)
Sale of common Stock	-	-	13,011,712	130,118	3,371,915	-	-	-	3,502,033
Shares issued for services	-	-	2,662,440	26,625	662,439	-	-	-	689,064
Shares issued for consulting	-	-	2,103,333	21,033	557,726	-	-	-	578,759
Shares issued in reverse merger	-	-	5,586,004	55,860	3,988,407	-	-	-	4,044,267
Warrants issued for consulting fees	-	-	-	-	371,800	(371,800)	-	-	-
Amortizarion of consulting contracts	-	-	-	-	-	178,125	-	-	178,125
Amortization of warrants	-	-	-	-	-	136,327	-	-	136,327

December 31, 2005	-	$-	25,966,612	$259,667	$9,793,915	$(235,473)	$1,602	$(9,614,565)	$205,146

Net Loss								(12,574,002)	(12,574,002)
Other comprehensive income							323		323
Total comprehensive loss									(12,573,679)
Amortization of warrants						235,473			235,473
2005 equity incentive stock option plan					1,902,440				1,902,440
2006 employee stock incentive plan					551,083				551,083
Series A preferred stock issued	362,500	3,625,000							3,625,000
Series B preferred stock issued for cash	235,500	2,355,000							2,355,000
Series C preferred stock issued for services	400,000	4,000			1,196,000				1,200,000
Shares issued for services			297,900	2,979	185,296				188,275
Shares issued to officer for services			200,000	2,000	206,000				208,000
Shares issued to placement agent for fees			1,060,000	10,600					10,600
Shares issued for financial advisory fees			1,000,000	10,000	290,000				300,000
Shares issued to common holders for lockup			470,375	4,704	366,892				371,596
Placement agent fees					(770,204)				(770,204)
Fair market derivative liability adjustment					1,004,571				1,004,571
Placement agent shares value correction					(54,112)				(54,112)
Warrants issued for financing fees					108,622				108,622
Warrants issued for consulting fees					126,805				126,805

December 31, 2006	998,000	$5,984,000	28,994,887	$289,950	$14,907,308	$-	$1,925	$(22,188,567)	$(1,005,384)

The accompanying notes are an integral part of these consolidated finacial statements.

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

The accompanying notes are an integral part of these consolidated finacial statements.

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

(B) Revenue Recognition

The Company currently provides two platforms for asking questions: SMS/text messaging and through a downloaded application. Users are charged on a monthly or per question basis but are not charged for the downloaded application. The Company recognizes revenue for all submitted questions at the time of the inquiry, regardless of the method used to submit the question. For advertising space sold, the company will recognize revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

In the fall of 2005, the Company reviewed its investments acquired as part of the Reverse Merger pursuant to which the Company (then Ocean West Holding Corporation) acquired InfoByPhone, based on comments the Company received from the staff of the Securities and Exchange Commission following the transaction. In connection with such review, the Company’s management determined that the loans held as investments had been in default prior to September 30, 2004 (which was the fiscal year end of Ocean West Holding Corporation until the fiscal year end was changed to December 31 to conform to that of InfoByPhone following the Reverse Merger) and the September 30, 2004 financial statements were restated, as were the December 31, 2005 financial statements to reflect the Company’s restated beginning balance sheet. The restatement did not have an effect on the Company’s balance sheet, net income, statement of changes in stockholders’ equity (deficit) or statement of cash flows.

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

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features, at their measurement date, using the Black Scholes valuation model with the following assumptions:

Freestanding warrants

	At issuance	At September 30, 2006	At December 18, 2006
Market price:	$0.31	$0.07	$0.42
Exercise price:	$0.25 - $2.00	$0.25 - $2.00	$0.25 - $2.00
Term:	1 - 5 years	1 - 5 years	1 - 5 years
Volatility:	219%	219%	229%
Risk-free interest rate:	4.89%	4.59%	4.62%
Number of warrants:	9,225,710	9,225,710	9,225,710

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

In August, 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share in partial consideration for the vendor’s agreement to act as the Company’s public/investor relations representative for a term of one year. The warrants vest with respect to 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. The Company recorded the fair market value of the 183,333 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $21,000 and $37,000 in general and administrative expense for the fiscal 2006 third and fourth quarters, respectively.

Warrants outstanding at December 31, 2006 were as follows:

Warrants
Outstanding at beginning of year	1,131,543
Granted	9,787,500
Exercised	—
Warrants at December 31, 2006	10,919,043

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

	2006	2005
Net loss available to common shareholders
As Reported	$(12,574,002)	$(8,819,720)
Stock-based compensation cost	—	(868,757)
Pro Forma	$(12,574,002)	$(9,688,477)
Basic and diluted loss per share
As Reported	$(.46)	$(.59)
Pro Forma	$(.46)	$(.64)

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the year ended December 31, 2006	For the year ended December 31, 2005
Expected term (in years)	5-10	5 - 10
Expected volatility	219% - 229%	172%
Expected dividend yield	0%	0%
Risk-free interest rate	4.73% - 4.76%	4.50%

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

A summary of the status of the Company’s stock options as of December 31, 2006 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Granted	1,920,000	—
Outstanding at December 31, 2005	1,920,000	$.70
Issued	8,272,000	$.68
Cancelled	(2,470,000)	$.98
Outstanding at December 31, 2006	7,722,000	$.58
Exercisable at December 31, 2006	4,853,000	$.63
Weighted average exercise price of options granted to employees at December 31, 2006	$.68

ExercisePrice	Weighted Number Outstanding at December 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$.50-$.85	7,452,000	7.5	$0.54	4,583,000	$0.56
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Exercise	at December	Contractual	Exercise	December	Exercise
Price	31, 2005	Life	Price	31, 2005	Price
$.66-$.85	1,920,000	7.5	$0.70	1,269,000	$0.70

NOTE 11. DISCONTINUED OPERATIONS

As of December 30, 2005, the Company sold the operations of its subsidiary, Ocean West Enterprises, for $1.00 to Container/ITW, Inc. Accordingly, all amounts from June 6, 2005 (date of acquisition) to December 30, 2005 have been reclassified to conform to this presentation.

Discontinued operations for the period June 6, 2005 to December 30, 2005 are as follows:

2005
Sales	$402,515
Cost of goods sold	(217,681)
Operating expenses	(1,022,932)
Goodwill impairment	(6,338,357)
Other income (expense)	(68,689)

Income (loss) from discontinued operations	$(7,245,144)

The following is a summary of the gain on the sale of OWE:

Current assets	$(144,508)
Property and equipment	$(96,337)
Other assets	$(34,422)
Current liabilities	$3,059,620
Long term liabilities	$416,523
Sale price	$1
Gain on disposal	$3,200,877

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

Rent expense for the years ended December 31, 2006 and 2005 was $188,363 and $86,660, respectively.

Future minimum lease payments are expected to be approximately as follows:

Year Ended December 31,
2007	163,119
2008	59,160

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