Form 10QSB/A
period 2007-03-31
AskMeNow,Inc.
filed 2008-01-28
CIK 1104538

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

Transitional Small Business Disclosure Format (Check One): Yes: ☐  No: ☒

EXPLANATORY NOTE

This Amendment No. 1 to the AskMeNow, Inc. Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007, as originally filed on May 15, 2007, is being filed in response to comments issued by the staff of the Securities and Exchange Commission relating to the Company’s disclosure controls and procedures and certain of the notes to the financial statements of the Company included herewith.

AskMeNow, Inc. and Subsidiaries

Quarterly Report on Form 10-QSB/A
Period Ended March 31, 2007

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2007 (Unaudited)
	and December 31, 2006	3
	Consolidated Statements of Operations for the Three Months
	ended March 31, 2007 and 2006 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and 2006 (Unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ASKMENOW, INC AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,165	$61,279
Accounts receivable, net	9,367	13,860
Prepaid expenses and other current assets	67,862	79,151
Total Currents Assets	118,394	154,290

PROPERTY AND EQUIPMENT, NET	169,766	188,974

OTHER ASSETS
License	150,000	150,000
Debt offering costs, net	173,974	-
Deposits	47,836	47,496

TOTAL ASSETS	$659,970	$540,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable	$1,051,899	$1,099,937
Accrued expenses	499,290	326,797
Notes payable	80,000	-
Notes payable - related party	102,624	102,624
Deferred Tax Liability	12,054	16,786
Total Current Liabilities	1,745,867	1,546,144

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

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006, as filed with the SEC.

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

(B) Revenue Recognition

The Company provides two platforms for asking questions: SMS/text messaging and through a downloaded application. Users are charged on a monthly or per question basis but are not charged for the downloaded application. The Company recognizes revenue for all submitted questions at the time of the inquiry, regardless of the method used to submit the question. For advertising space sold, the Company will recognize revenue over the period the advertisement is displayed. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Computer equipment	$156,574	$157,343
Office furniture & equip.	87,929	87,224
Leasehold improvements	22,525	26,184
Less accumulated depreciation	(97,262)	(81,777)
	$169,766	$188,974

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

(C) Option and Warrants issued for Consulting Fees

In January, 2007, the Company amended warrants that had previously been issued to a financial advisor for services rendered to purchase 200,000 shares of common stock with an original exercise price of $.90 per share, to reduce the exercise price of such warrants to $0.65 per share, the closing price of the Company’s common stock on the date of the amendment. The Company amended the warrants in consideration for additional services provided by the advisor. The Company recorded the fair market value of the amended warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $130,000 in administrative expense for the amended warrants, which were fully vested and for which there was no additional service period, for the quarter ended March 31, 2007.

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

In January, 2007, the Company issued 1,000,000 common stock warrants with an exercise price of $.55 per share to a financial consultant for financial consulting and other services similar to those performed by a chief financial officer to be rendered pursuant to a one-year consulting agreement entered into with the consultant on January 29, 2007. The warrants vest 600,000 shares immediately with the remaining 400,000 vesting at twenty-five percent increments every ninety days until January 2008. During the quarter ended March 31, 2007, the Company recorded the fair market value of the 667,778 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $368,000 in professional fees for the quarter ended March 31, 2007.

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

A summary of the status of the Company’s stock options as of March 31, 2007 and the changes during the period ended is presented below:

Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	7,722,000	$.58
Issued	1,350,000.62
Cancelled	-	-

Outstanding at March 31, 2007	9,072,000	$.59

Exercisable at March 31, 2007	6,561,834

Weighted average exercise price of
options granted to employees
at March 31, 2007	$.60

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at March	Contractual	Exercise	at March	Exercise
Price	31, 2007	Life	Price	31, 2007	Price

$.50-$.85	8,802,000	7.5	$0.55	6,291,834	$0.55
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2007, as well as our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

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

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 as filed with the SEC.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer has concluded that our current disclosure controls and procedures are not effective, as designed and implemented, to ensure that such officer is provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

As part of the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, management considered the impact of weaknesses in such disclosure controls and procedures identified by management and the Company’s auditors. These weaknesses were identified as follows:

a)	The Company lacked sufficient accounting personnel;
b)	The Company lacked effective controls to ensure that accounts payable were entered on a timely basis and were complete and accurate; and
c)	The Company lacked control procedures to ensure invoices were correctly calculated and billed in accordance with their contracted amounts.

During the three months ended March 31, 2007, the Company began instituting policies to improve its disclosure controls and procedures. These included but were not limited to the initiation of a new accounts payable software system, the hiring of additional accounting personnel to ensure accounts payable are entered in a timely and accurate manner, and the addition of control procedures to ensure that invoices are billed in accordance with the contract amounts.

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

Warrants

In January, 2007, the Company amended warrants that had previously been issued to a financial advisor for services rendered to purchase 200,000 shares of common stock with an original exercise price of $.90 per share, to reduce the exercise price of such warrants to $0.65 per share, the closing price of the Company’s common stock on the date of the amendment. The Company amended the warrants in consideration for additional services provided by the advisor. The Company recorded the fair market value of the amended warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $130,000 in administrative expense for the amended warrants, which were fully vested and for which there was no additional service period, for the quarter ended March 31, 2007.

In January, 2007, the Company issued 1,000,000 common stock warrants with an exercise price of $.55 per share to a financial consultant for financial consulting and other services similar to those performed by a chief financial officer to be rendered pursuant to a one-year consulting agreement entered into with the consultant on January 29, 2007. The warrants vest 600,000 shares immediately with the remaining 400,000 vesting at twenty-five percent increments every ninety days until January 2008. During the quarter ended March 31, 2007, the Company recorded the fair market value of the 667,778 vested warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 240%, risk-free interest rate of 4.50%, and expected lives of five years. The Company recorded $368,000 in professional fees for the quarter ended March 31, 2007.

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

Dated: January 28, 2008	AskMeNow, Inc.

	By:	/s/ Darryl Cohen
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