Form 10QSB/A
period 2007-06-30
AskMeNow,Inc.
filed 2008-01-28
CIK 1104538

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

EXPLANATORY NOTE

This Amendment No. 1 to the AskMeNow, Inc. Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007, as originally filed on August 15, 2007, is being filed in response to comments issued by the staff of the Securities and Exchange Commission relating to the Company’s disclosure controls and procedures and certain of the notes to the financial statements of the Company included herewith.

AskMeNow, Inc. and Subsidiaries

Quarterly Report on Form 10-QSB/A
Period Ended June 30, 2007

Table of Contents
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2007
(Unaudited) and December 31, 2006		3
Condensed Consolidated Statements of Operations for the Three
and Six Months Ended June 30, 2007 and 2006 (Unaudited)		4
Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2007 and 2006 (Unaudited)		5
Notes to Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	18

Item 3.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

EXHIBIT INDEX		28

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
CURRENT ASSETS	2007	2006
	(Unaudited)
ASSETS
Cash	$833,470	$61,279
Accounts receivable, net	2,466	13,860
Prepaid expenses and other current assets	64,911	79,151
Total Currents Assets	900,847	154,290

Property and Equipment, Net	162,043	188,974

OTHER ASSETS
License	150,000	150,000
Debt offering costs, net	453,646	-
Other assets	50,635	47,496

TOTAL ASSETS	$1,717,171	$540,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$742,070	$1,099,937
Accrued expenses	310,606	326,797
Notes payable	2,390,279	-
Notes payable - related party	100,000	102,624
Deferred Tax Liability	12,714	16,786
Total Current Liabilities	3,555,669	1,546,144

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000,000 shares authorized at June 30, 2007 and December 31, 2006
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized,
27,500 and 362,500 shares issued and outstanding at June 30, 2007
and December 31, 2006, respectively	275,000	3,625,000
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized,
643,000 and 235,500 shares issued and outstanding at June 30, 2007
and December 31, 2006, respectively	6,430,000	2,355,000
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized, zero and 400,000 shares issued and outstanding at June 30, 2007
and December 31, 2006, respectively	-	4,000
Series E Preferred Stock, 680 shares authorized, none issued and outstanding	-	-
Series F Preferred Stock, 1,250 shares authorized, none issued and outstanding	-	-
Series G Preferred Stock, 2,000 shares authorized, none issued and outstanding	-	-
Series I Preferred Stock, 550 shares authorized, none issued and outstanding	-	-
Series L Preferred Stock, 1,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,304,887 and 28,994,887
shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	333,050	289,950
Class B common stock, $0.01 par value, 5,000,000 authorized, none issued and outstanding	-	-
Class D common stock, $0.01 par value, 600,000 authorized, none issued and outstanding	-	-
Additional paid-in-capital	23,748,747	14,907,308
Foreign currency translation	6,000	1,925
Accumulated deficit	(32,631,295)	(22,188,567)
Total Stockholders' Equity (Deficit)	(1,838,498)	(1,005,384)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,717,171	$540,760

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE
Revenue from mobile services	$4,403	$4,958	$10,208	$9,029
	4,403	4,958	10,208	9,029
COSTS AND OPERATING EXPENSES
Cost of revenue	368,666	676,578	673,064	896,060
Research and development	24,231	54,408	48,462	122,837
General and administrative	381,474	477,846	902,779	1,222,065
Professional fees	405,549	311,550	1,042,798	789,717
Salaries and compensation	2,232,198	2,040,196	3,274,594	2,511,920
Total Operating Expenses	3,412,118	3,560,578	5,941,697	5,542,599

Net Loss from Operations	(3,407,715)	(3,555,620)	(5,931,489)	(5,533,570)

OTHER INCOME (EXPENSE)
Interest expense	(4,426,303)	(141,748)	(4,511,239)	(260,323)
Total other expense	(4,426,303)	(141,748)	(4,511,239)	(260,323)

Net Loss before income taxes	(7,834,018)	(3,697,368)	(10,442,728)	(5,793,893)
Income taxes	-	-	-	-

Net Loss	(7,834,018)	(3,697,368)	(10,442,728)	(5,793,893)
Preferred stock dividends	(167,166)	-	(330,084)	-

Net loss applicable to common shareholders	$(8,001,184)	$(3,697,368)	$(10,772,812)	$(5,793,893)

Basis and diluted net loss per common share	$(0.24)	$(0.14)	$(0.35)	$(0.22)

Basic and diluted weighted average number of
common shares outstanding	33,299,887	26,400,040	31,005,545	26,182,330

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(10,442,728)	$(5,793,893)
.
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	40,465	37,346
Amortization of deferred compensation	-	506,473
Amortization of debt discount	2,390,279	66,880
Amortization of debt offering costs	1,749,326	-
Subscription receivable	1,400	-
Stock, warrants and options issued for services	3,437,701	1,787,665
Warrants issued for financing fees	337,465	108,622
Changes in assets and liabilities
Accounts receivable	11,394	(6,615)
Prepaid expenses	14,241	(3,671)
Deposits	(3,139)	98
Accounts payable	(357,867)	550,470
Accrued expenses	(16,190)	(41,591)
Deferred taxes	(4,073)	-
Net Cash Used In Operating Activities	(2,841,726)	(2,788,216)

INVESTING ACTIVITIES
Restricted Cash	-	(1,850,000)
Purchase of equipment	(13,534)	(7,185)
Net Cash Used In Investing Activities	(13,534)	(1,857,185)

FINANCING ACTIVITIES
Proceeds from notes payable	3,000,000	111,905
Proceeds from notes payable - related party	-	185,000
Net proceeds from issuance of preferred stock	626,000	4,282,400
Repayment of notes payable - related party	(2,624)	-
Net Cash Provided By Financing Activities	3,623,376	4,579,305

EXCHANGE RATE GAIN (LOSS)	4,075	(2,658)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	772,191	(68,754)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,279	159,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$833,470	$90,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest	$243	$65,000

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$2,620,937	$0

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

(E) Concentrations of Risk

During fiscal 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of June 30, 2007 and December 31, 2006, approximately 16% and 39% of the Company’s consolidated assets were located in the Philippines, respectively.

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

During the three and six months ended June 30, 2007, one customer accounted for 67% and 68% of the Company’s sales, respectively. For the three and six months ended June 30, 2006, one customer accounted for 49% and 59% of the Company’s sales, respectively.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(Q) Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial presentation. These reclassifications have no impact on net loss.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December
	2007	31, 2006

	(unaudited)
Computer equipment	$164,098	$157,343
Office furniture & equip.	91,978	87,224
Leasehold improvements	18,866	26,184
Less accumulated depreciation	(112,899)	(81,777)

	$162,043	$188,974

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

NOTE 5. PROMISSORY NOTES

Beginning in February 2007, the Company began an issue of up to $3,000,000 in Bridge promissory notes to accredited investors. The Company issued $2,625,000 in promissory notes during the quarter ended June 30, 2007 and offered in the aggregate notes in the principal amount of $3,000,000, which offering closed May 10, 2007. The notes bear interest at 12% per annum payable 90 days after the date of issuance unless extended by the Company for up to an additional 90 days. The Company elected to extend the maturity date for the additional 90 days in accordance with the promissory note extension option, and as a result the notes’ interest rate increased to 14% per annum from original maturity until payment in full. As part of the Bridge offering, the Company was obligated to issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. An aggregate 12,000,000 common stock purchase warrants were issued by the Company in accordance with the fully subscribed $3,000,000 offering. During the quarter ended June 30, 2007, the Company issued 10,500,000 warrants to purchase common stock at $.50 per share with a term of five years to investors. The Company calculated a debt discount for the value of the warrants issued during the quarter ended June 30, 2007 amounting to $2,625,000, which will be amortized over the life of the notes. The Company recorded additional interest expense of $2,310,279 to reflect the amortization of the discount during the quarter ended June 30, 2007. For the six months ended June 30, 2007, the debt discount amounted to $3,000,000 and interest expense amounted to $2,390,279.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

(A) Common Stock

In June, 2007, the Company issued 5,000 shares of unregistered restricted common stock to a vendor for the purchase of a website domain name. The Company determined a value for the shares of $4,000 based on the fair market value of the stock at the time of the purchase. The Company recorded the entire amount as an asset on the balance sheet at June 30, 2007.

(B) Preferred Stock

The Company’s Certificate of Incorporation as amended and restated authorizes the issuance of 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

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

Series E

The Series E preferred stock, $0.01 par value, is redeemable at the Company’s option and has the same voting rights as the common stock. The redemption price shall equal the stated value plus unpaid dividends. The Series E preferred stock shall have a preference in liquidation over the common stock of the Company and later series of preferred stock. The Series E preferred stock entitles the holder to receive, on a cumulative basis, dividends at an annual rate of $45 per share, payable on a monthly basis. As of June 30, 2007, there were 680 shares of Series E preferred stock authorized, none of which were issued and outstanding.

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

In May 2007, the Board of Directors of the Company approved an offer to holders of the Series A and Series B preferred stock in settlement of claims such holders may have had against the Company in connection with the Company’s bridge financing that closed in the second quarter of 2007. Specifically, for an 18 month period following completion of the preferred stock offering, the Company was prohibited from offering securities (including derivative securities) at less than $1.25 per share without the consent of the investor representative appointed by the investors in the preferred stock offerings. The Company provided participants in the 2007 bridge financing with warrants to purchase shares of Common Stock at $.50 per share and did not obtain the investor representative’s approval.

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

Warrants outstanding at June 30, 2007 were as follows:
Warrants and Options

Outstanding at beginning of year	10,919,043
Granted	20,852,164
Exercised	--

Warrants at June 30, 2007	31,771,207

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the three and six months ended June 30, 2007 include share-based compensation expense totaling $1,533,467 and $2,261,408, respectively, which has been included in salaries and compensation expense. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

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

There were 1,800,000 and zero non-employee stock option awards granted in the six months ended June 30, 2007 and 2006, respectively. There were 4,750,000 and 2,470,000 employee and director stock options granted in the six months ended June 30, 2007 and 2006, respectively. None of the options granted during the first six months of 2007 to employees or non-employees were granted under the Company’s employee stock option plans.

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

A summary of the status of the Company’s stock options as of June 30, 2007 and the changes during the period ended is presented below:

Weighted Average
Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	7,722,000	$.58
Issued employees & directors	6,550,000.71
Cancelled	-	-

Outstanding at June 30, 2007	14,272,000	$.64

Exercisable at June 30, 2007	10,650,954

Weighted average exercise price of
options granted to employees
at June 30, 2007	$.62

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at June	Contractual	Exercise	at June	Exercise
Price	30, 2007	Life	Price	30, 2007	Price

$.50-$.85	14,002,000	7.5	$0.62	10,380,954	$0.60
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

NOTE 9. COMMITMENTS AND CONTINGENCIES

Content Contracts

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The content costs associated with these contracts are included in costs of revenues.

Future minimum payments are approximately as follows:

Year Ended June 30,
2007	$59,498
2008	89,395

$148,893

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

In May 2007, the Board of Directors amended the employment agreements of two of these officers to provide for the issuance of (a) 700,000 options to the Company’s Director of Interactive Media, and (b) 700,000 options to the Company’s Director of Revenue and Content. In both cases, 500,000 options were granted at $.80 per share and vested when the Company entered into an agreement with the Wikipedia Foundation on May 25, 2007, and 200,000 of which were granted on May 17, 2007, at $.75 per share, of which 50,000 vest in the sole discretion of the CEO each time (up to four times) a material contract is executed between the Company and a licensed third-party content provider, or an “Enterprise Contract” (as defined in the employment agreement, as amended) is executed.

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

NOTE 10. SUBSEQUENT EVENTS

Bridge Loan Financing

Beginning in August, 2007, the Company commenced a bridge loan offering on a “best-efforts” no minimum basis, of up to $1 million principal amount of 12% Junior Promissory Notes due and payable 180 days from the date of issuance unless extended by the Company for up to an additional 90 days. The Company will issue warrants with an exercise price of $0.50 to purchase two shares of common stock for every $1.00 principal amount of notes issued. As of August 14, 2007, the Company had not borrowed any funds related to the $1,000,000 offering.

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

Annual Meeting of Stockholders

The Company held its annual meeting of stockholders at its principal executive offices in Irvine, California on August 1, 2007. At such meeting, the holders of the Company’s common stock (a) elected the three nominees to the Board of Directors, (b) approved the Second Amended and Restated Certificate of Incorporation of the Company that (i) increased the number of authorized shares of common stock of the Company from 100,000,000 shares to 300,000,000 shares, (ii) eliminated the Class B and Class D common stock of the Company and all related provisions, (iii) eliminated the Series E, Series F, Series G, Series I and Series L preferred stock of the Company and all related provisions, and (iv) eliminated the voting provisions relating to the Company’s existing Series A and Series B preferred stock, and (c) approved the 2006 Employee Stock Incentive Plan (as amended).

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007, as well as our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the quarter ended June 30, 2007 amounted to $368,666, a decrease of $307,912, or 46%, over cost of revenue of $676,578 for the quarter ended June 30, 2006. The decrease relates primarily to a decrease in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its services offering. The Company’s costs of revenue are from its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.

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

General and Administrative

General and administrative expenses for the quarter ended June 30, 2007 amounted to $381,474, a decrease of $96,372, or 20%, over general and administrative expenses of $477,846 for the quarter ended June 30, 2006. The decrease is primarily the result of a decrease in investor relations costs during the quarter as management worked to reduce the Company’s overhead costs. The Company’s primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the three months ended June 30, 2007 were $405,549, an increase of $93,999, or 30%, over professional fees of $311,550 for the three month period ended June 30, 2006. The increase is the result of an overall increase in financings, SEC filings, and agreements negotiated during the three months ended June 30, 2007. Professional fees consist of legal and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with various contracts, litigation and agreements prepared on behalf of the Company.

Salaries and Compensation

Salaries and compensation expense for the three months ended June 30, 2007 increased by $192,002 to $2,232,198, or 9%, over expenses of $2,040,196 for the same period ended June 30, 2006. This increase is primarily related to the compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option awards and other officer and director compensation.

Other Income/Expense

Interest Expense

Interest expense during the quarter was $4,426,303, an increase of $4,284,555 over interest expense of $141,748 for the same period ended June 30, 2006. The increase was comprised of $2,310,279 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company’s bridge promissory note offering, $1,705,164 in amortization of debt offering costs relating to warrants given to the selling agent of the Company’s bridge offering, and $265,593 in additional financing costs incurred in securing the extension of the maturity date of a related party’s promissory note.

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

The increase in revenues was due to the overall increase in customer use of the Company’s per use AskMeNow service. The Company is transitioning its revenue model to providing an automated enterprise solution as well as a consumer product that will be advertising revenue supported. During the six month period ended June 30, 2007, the Company continued to generate revenue from various customers on a per use basis. In addition, the Company anticipates an increase in sales in the United States as it develops its enterprise solution customer base and expands its current marketing program within the next 12 months.

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

General and Administrative

General and administrative expenses for the six months ended June 30, 2007 amounted to $902,779, a decrease of $319,286, or 26%, over general and administrative expenses of $1,222,065 for the six months ended June 30, 2006. The decrease was primarily the result of decreases in consulting fees of $170,000 and investor relations costs of $133,000 during the quarter as management worked to reduce the Company’s overhead costs. The Company’s primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

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

Other Income/Expense

Interest Expense

Interest expense during the six months ended June 30, 2007 was $4,511,239, an increase of $4,250,916 over interest expense of $260,323 for the same period ended June 30, 2006. The increase was comprised of $2,310,279 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company’s bridge promissory note offering, $1,705,164 in amortization of debt offering costs relating to warrants given to the selling agent of the Company’s bridge offering, and $265,593 in additional financing costs incurred in securing the extension of the maturity date of a related party’s promissory note.

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

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of equity and debt. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products and services. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases. Our revenues are not sufficient to fund our operations for the next twelve months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss in 2007 to date of $10,772,812 and net cash used in operations in 2007 of $2,841,726 raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer, who is also the Company’s chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer has concluded that our current disclosure controls and procedures, as designed and implemented, are not effective to ensure that such officer is provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

As part of the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, management considered the impact of weaknesses in such disclosure controls and procedures identified by management and the Company’s auditors. These weaknesses were identified as follows:

a)	The Company lacked sufficient accounting personnel;

b)	The Company lacked effective controls to ensure that accounts payable were entered on a timely basis and were complete and accurate; and

c)	The Company lacked control procedures to ensure invoices were correctly calculated and billed in accordance with their contracted amounts.

During the six months ended June 30, 2007, the Company instituted additional policies to improve its disclosure controls and procedures. These included but were not limited to the initiation of a new accounts payable software system, the hiring of additional accounting personnel to ensure accounts payable are entered in a timely and accurate manner, and the addition of control procedures to ensure that invoices are billed in accordance with the contract amounts.

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

AskMeNow, Inc.

Dated: January 28, 2008	By:	/s/ Darryl Cohen
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