Form 10KSB
period 2007-12-31
AskMeNow,Inc.
filed 2008-04-15
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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

(949) 861-2590
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
None	None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The issuer’s revenues for its most recent fiscal year ended December 31, 2007 were $54,536.

The aggregate market value of the common stock held by non-affiliates computed by reference to the $0.14 closing price of such common stock on April 7, 2008 was $7,073,227.

The number of shares of the issuer’s common stock outstanding as of April 7, 2008 was:  58,915,400.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:     Yes ☐ No ☒

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and
December 31, 2006	F-2
Consolidated Statements of Operations for the Years Ended
December 31, 2007 and December 31, 2006	F-3
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and December 31, 2006	F-4
Consolidated Statements of Changes in Stockholders' Deficit
for the Years Ended December 31, 2007 and December 31, 2006	F-5
Notes to Consolidated Financial Statements	F-6

PART I

Item 1.    Description of Business.

Overview and Organizational History

AskMeNow, Inc. (the “Company”) is a communications technology company that provides users of mobile devices with access to information through its AskMeNow™ service, a mobile information content service that enables users of mobile devices to ask questions and receive answers on such devices regardless of location or time.

The Company was originally formed as a Delaware corporation on August 15, 2000 under the name Ocean West Holding Corporation with negligible assets and liabilities. In March 2002, the Company acquired all of the issued and outstanding shares of Ocean West Enterprises, Inc. (“OWE”) in an exchange of shares. OWE was formed in California in 1988 and engaged in the business of mortgage banking/brokering, operating under the name of Ocean West Funding.

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

The closing of the Exchange Agreement occurred on June 6, 2005 (the “Closing”). Effective shortly thereafter, the Company also acquired InfoByPhone, Inc. (“InfoByPhone” or “IBP”), a Delaware corporation, in a reverse merger (the “Reverse Merger”) pursuant to which InfoByPhone became a wholly-owned subsidiary of the Company. InfoByPhone was originally organized as an Ohio limited liability company in January 2004 and became a Delaware corporation via merger in June 2004 in a transaction treated for accounting purposes as a recapitalization by the accounting acquirer, InfoByPhone, LLC.

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

InfoByPhone is the sole operating business of the Company, and provides information services and content through the AskMeNow service. The Company also has a foreign subsidiary, AskMeNow, Inc. a Philippines corporation.

Unless the context requires otherwise or as otherwise indicated, references in this Annual Report to “we,” “us,” “our” and the “Company” refer to AskMeNow, Inc. and include our wholly-owned subsidiaries InfoByPhone, Inc. and AskMeNow, Inc. (Philippines).

Recent Developments

Bridge I Default and Settlement Offer

As of December 31, 2007, the Company was in default under each of the notes issued in its Bridge I offering. The Bridge I offering, which commenced in February 2007 and was closed to new investments in May 2007, consisted of an aggregate $3 million of 12% senior promissory notes issued to accredited investors. The notes were originally due and payable 90 days after issuance, but the Company elected to exercise its right to extend the maturity of such notes by an additional 90 days, the result of which increased the interest rate of the notes to 14% per annum from original maturity until repayment in full.

The Company’s failure to pay the Bridge I notes when due constitutes an event of default and, according to the terms of such notes, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date that such amounts remain unpaid. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company is in continuing discussions with the holders of the Bridge I notes regarding a settlement offer and is working to secure a further extension of the notes’ maturity date.

Series D Preferred Stock Offering

Beginning in January 2008, the Company commenced an offering of its Series D convertible preferred stock, $0.01 par value per share, on a “best-efforts,” no minimum basis. The offering consisted of up to $2 million of Series D preferred stock, or 2 million shares at a purchase price of $1.00 per share. In connection with the offering, an investor is entitled to receive warrants to purchase two shares of the Company’s common stock, exercisable for a period of five years at $0.10 per share, for every one share of Series D preferred stock purchased. Each warrant is redeemable by the Company at a price of $0.01 at any time subsequent to the earlier of the third anniversary of the date of the final purchase and sale of the Series D stock and the date the common stock trades at or above $1.00 per share for 20 consecutive trading days. Dividends are at a rate of 12% per annum and are payable in preference to the holders of common stock and any “junior securities” (as such term is defined in the designations for the Series D preferred stock) in shares of common stock upon conversion of the Series D preferred stock as discussed below.

The Series D preferred stock automatically converts into shares of common stock upon the earlier to occur of the six-month anniversary of the final closing date for the Series D offering, and the closing of a “change of control transaction” (defined to include a merger or sale of all or substantially all of the Company’s assets). The number of shares of common stock issuable upon conversion is equal to the product obtained by multiplying the then-applicable Series D conversion rate by the number of shares of Series D stock being converted. The Series D applicable conversion rate is the quotient obtained by dividing the sum of the original issuance price and any accrued and unpaid dividends thereon, if any, by the Series D applicable conversion value. The Series D applicable conversion value shall be the greater of (i) the weighted average price of the common stock for the 10 consecutive trading days prior to the date of conversion, less a 40% discount, and (ii) $0.10, subject to adjustment in connection with the issuance of such preferred shares.

As of March 31, 2008, the Company had raised $485,000 from the sale of 485,000 shares of Series D convertible preferred stock, and issued warrants to purchase 970,000 shares of common stock in connection with the issuance of such preferred shares.

Bridge I Warrant Anti-dilution Adjustment

In accordance with the terms and conditions of the Company’s $3 million Bridge I offering, note holders were issued warrants exercisable at $0.50 to purchase four shares of common stock for every $1.00 principal amount loaned. As discussed above, during the first quarter of 2008 the Company commenced a private placement of its Series D convertible preferred stock that includes warrants that are exercisable at $0.10 per share. The pricing of the warrants in the Series D preferred stock financing triggered the anti-dilution protection of the Bridge I senior promissory notes. Such anti-dilution protection resulted in the 15,600,000 warrants originally issued in the Bridge I financing to be increased five times to an aggregate 78,000,000 warrants, with an adjusted exercise price of $0.10 per share. The warrants also provided for a cashless option; as of April 7, 2008, holders of an aggregate 23,064,000 warrants had exercised such warrants on a cashless basis and had been issued an aggregate 13,118,711 shares of AskMeNow common stock.

Series A and Series B Preferred Stock Anti-Dilution Adjustments

Also as a result of the Series D preferred stock offering, the Company agreed that the conversion price of the shares of its Series A and Series B preferred stock, as well as the exercise price of the warrants issued in connection with the Series A and Series B preferred stock offering, would be adjusted. The conversion price of the Series A and Series B preferred stock therefore will be the lower of $0.25 and the conversion price for the Series D preferred shares, such Series D conversion price to be set in the future pursuant to the terms of that offering as described above. As adjusted, the Series A and Series B preferred stock warrants are exercisable at $0.10 per share. Such provisions are applicable to any participant in the Series A and Series B preferred stock offering, even those who may have previously converted their preferred shares into the common stock of the Company, so long as such holders can demonstrate they have not yet sold such common shares. The Company also agreed to reduce the exercise price of the warrants issued to the placement agent for the Series A and Series B preferred stock offering. The Company is currently negotiating with the investor representative with respect to certain other adjustments in the number of warrants issuable to the Series A and Series B preferred stock holders and the conversion price for such shares.

Issuance of Common Stock for Services

Beginning in January 2008, the Company entered into an agreement for financial consulting services for a 12 month period and issued 3,000,000 shares of unregistered restricted common stock in consideration for such services.

Series B Convertible Preferred Stock Conversions

During the first quarter of 2008, holders of the Company’s Series B preferred stock, $0.01 par value, elected to convert an aggregate 31,652 shares and accrued and unpaid dividends thereon into an aggregate 661,802 shares of unregistered common stock.

Short-term Liquidity Problems

During the first quarter of fiscal 2008, the Company experienced severe liquidity problems and had insufficient cash on hand to effectively manage its business. During such period, the Company raised $485,000 from its Series D convertible preferred stock offering to accredited investors. The Company has continued to raise operating cash through additional debt and equity financings, and our management is in the process of negotiating additional financing, although no assurances can be given that such financing will be obtained on terms favorable to the Company or at all.

Corporate Income Taxes

The Company is delinquent in filing certain federal and state income tax returns for 2006 and 2005 and is working to complete and file such returns. The Company does not anticipate any tax liability due to the losses incurred to date and the net operating loss carryforwards available to the Company.

Our Company and Business

AskMeNow is a communications technology company, dedicated to optimizing the use of mobile cellular devices to improve individual productivity and efficiency and providing users with easier access to information regardless of location.

The Company’s primary offering is the AskMeNow™ service, a mobile information content service that provides answers to questions a user may ask from virtually anywhere at virtually any time. AskMeNow enables users of any mobile device with text messaging/short message service (“SMS”) or email capability to text message or email questions, or to download an application and submit questions using the application. The answer can be text messaged, e-mailed, or delivered through the application back to the consumer’s mobile device, usually within a matter of minutes. We believe the AskMeNow service provides users a nearly effortless means of obtaining a concise answer to a wide variety of questions. We are currently working to develop delivery of answers through a process known as SMS to WAP. The Wireless Application Protocol or “WAP” is an open and non-proprietary specification that empowers mobile users with wireless devices to easily access and interact with information and services. We expect that the use of WAP will provide users with a richer experience, as answers can be shown on one screen, as opposed to multiple screens, and will take advantage of advertisers’ desire to offer more compelling advertisements that can be shown not only in text but in graphics.

We believe the AskMeNow service has the capability to answer a wide array of information-based questions, including current news and events, sports scores, weather, entertainment, real time stock quotes and market data, driving directions, travel schedules and availabilities, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.), so long as the information is available on the Internet at no fee to access or we are already licensed to access the data. All information is researched on the Internet or from one of our licensed content providers. Once information is accessed, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and sent back to the user. Our content partners include leading companies such as Cinema-source.com, Flytecomm.com, W3 Data for 411information, Hotels.com, Reuters, Maps.com, Shopping.com, SportsNetwork, Astrology.com, StubHub.com, Custom Weather, Distributive Networks, Mobile Streams, and Baseball-Reference.com. In some cases, we pay a small monthly fee for access to information; in others, the access to the content is free. We also may have arrangements to share in advertising revenue generated from responses using content from one of our contract partners.

During 2007, we operated two platforms for asking questions: SMS/text messaging and through a downloaded application. We are charging $0.25 per question answered or a basic monthly fee of between $1.99 and $4.99 for unlimited use. Users simply text a question to our SMS code (27563 or ASKME) and the service will provide answers to questions. Alternatively, users can go to our website or one of our partner websites to download our application.

Depending upon the country where our service is offered, charges may vary. Our current relationships with Rogers Wireless in Canada and Alltel in the United States are based upon distribution agreements with the carriers to distribute the AskMeNow products, both the SMS and downloadable applications. Both carriers charge fees for customer usage and split those fees with AskMeNow.

Currently, we are also integrated through a carrier billing aggregator that provides automated billing for the $0.25 per question charge for all tier-one carriers (Alltel, Verizon, Sprint, T-Mobile, Cingular/AT&T) and some tier-two carriers. This charge is automatically reflected on an end user’s monthly statement. We share the revenue with the aggregator, and generally are entitled to one-half of the fee.

As of April 5, 2008 we eliminated charges for asking questions. Further, our new product is only offered through SMS, WAP, and mobile Internet, and can be downloaded to most cell phones as an icon that provides an automatic link to our site. This will have a small impact on revenue as we will no longer be charging to answer questions; however, we anticipate a greater volume of questions due to the elimination of per query charges, enabling a greater revenue source through advertisements placed per answer. We do not expect that this change in revenue model in the short term will substantially impact our current operations, as the revenue from the current charges is not significant. Since we are eliminating the $0.25 charge, we also expect to be able to provide almost all cell phone users in the United States with access to our SMS product; the only limitations are for users that cannot SMS on their current phones because of the phones’ limitations or because they do not pay for access to text messaging.

During 2007, we had on average over 20,000 individual users per month, most of whom are using our service for free. Although we have been charging to use our service through carrier and distributor relationships, we accumulated many users prior to launching these relationships that were provided access to our service for free.

In November 2006, the Company’s InfoByPhone subsidiary entered into an exclusive worldwide (exclusive of Italy) license agreement with Expert System S.p.A., d/b/a Cogito Italia, a leading company in the market of semantic intelligence. The technology license is for the mobile communications industry, and enables us to access, through a natural language query, information that comes from structured and unstructured sources. Cogito leverages advanced linguistic analysis and semantics to facilitate the understanding of text, and its technology aims to provide an effective answer to problems encountered during research, filtering, classification, mining and discovery.

The contract with Expert System required the Company to pay an upfront license fee of $150,000 for the exclusive rights, and also requires preset integration fees for integrations into designated content, ongoing monthly maintenance fees for minimum amounts of technology integration, and license fees for server usage. The monthly minimum fees will range from $60,000 to as much as $500,000 as we generate advertising revenue and share in that revenue. After considerable integration work with Expert Systems in 2007, we intend to primarily use their technology to provide a natural language platform for questions seeking information from Wikipedia and for enterprise-related integrations. We anticipate either modifying or altogether changing our license agreement to accommodate this new relationship. We do not anticipate this will have an adverse affect on our products, and believe it will in fact reduce expenses as Expert Systems continues to provide technical assistance moving forward.

As indicated above, much of our licensed content requires minimum payments, although we anticipate that most of this content will be provided free after we generate advertising revenue once substantial volume has been reached. The text charges we pay for sending and receiving text messages varies per carrier and can be mitigated by volume; such charges also may be offset by advertising revenue.

Our Industry

The growth of new technologies in recent years has resulted in a shift in our rapidly changing society as the need and desire for accessibility to information expands. It is no longer acceptable to make an airline reservation during a typical 8-hour workday by calling a travel agent; nowadays we expect to have access at all times to multiple media that will provide us with all of the necessary information for booking a flight. This is a trend that is not limited to the travel industry. Sports fans do not wait for their local news to broadcast the score of their favorite team’s game; rather, they see it scrolling across the bottom of the television screen, or posted on their favorite websites, or have the score alerts sent to their mobile device. Investors do not wait for the morning paper to check stock quotes, but expect to see them streaming across a cable news service or showing up in real time on their computer screens.

Fueled by technology’s impact on the hunger for information, the Internet is now being surfed by millions of people at any given time. Millions of people perform searches each hour and millions more send emails each day, and these numbers continue to grow, as almost 70% of American households had Internet access at home in 2006. To be able to stay in constant contact, almost 250 million Americans now own cell phones, with 82% of Americans owning a cell phone as of November 2007. Wireless users were expected to send over 50 billion text messages in 2007, making mobile SMS an estimated $2 billion industry.

The move from the television screen to the computer screen is taking the obvious progression to the cell phone, sometimes referred to as the “third screen”, and AskMeNow seeks to be at the forefront of this shift. The competition among cellular carriers has resulted in a near saturation and a bottom line for offerings and pricing of mobile phone calling, which is highly evident in the heightened carrier concentration experienced recently. The newest trend for mobile device makers and distributors is data and content. Ring tones, wallpaper, email, and mobile web browsers have all seen great increases in users and monetary value in recent times as the market sees a shift from simple cell phones to fully portable multi-media mobile devices. Over half of mobile subscribers use their device for something other than making phone calls, with users utilizing their device to play games, take and share pictures, download ring-tones, and enter web browsers. A large percentage of users also are communicating through text messages - a March 2008 Pew Research report noted that 58% of cell phone users had sent or received a text message, up from 41% in 2006.

As a cutting edge technology that has become common place, mobile phones reach an audience that crosses all demographics and age groups, although research shows that early adoption of new mobile applications and devices is heaviest amongst younger age groups that are highly sought after by marketers. U.S. Cellular has reported that 60% of all children in the United States own a cell phone, and 54% of “tweens” (children between the ages of 10 and 15) will own a cell phone in the next three years. Moreover, two out of every five children in the 8 to 14 age group already own a cell phone. A majority of these younger users are interested in multifunction cell phones that offer greater access to different types of media, including cameras and MP3 players.

Marketers are already starting to see the potential for getting their message out in highly targeted ways through new emerging media. In 2008, total spending on emerging media is predicted to hit $14.7 billion. Emerging media includes search, digital billboards, social networking and mobile marketing and gaming. Total U.S. spending on Internet advertising was expected to reach $19.5 billion in 2007, a 19% increase over spending of $16.4 billion in 2006, and the predicted spending for 2008 is almost $24 billion. Marketers are beginning to realize the value of contextually supplying messages and furthering it with the ability to reach their highly targeted users anywhere and anytime via their mobile devices. More than a third of college students reported receiving a text message advertisement on their mobile device in 2007, up from 13% in 2005. Receiving text message ads is not confined to college students. According to a Nielsen Mobile Survey in March 2008, 23% of all U.S. mobile subscribers had viewed mobile advertising in the previous 30 days, and the number who recalled seeing an advertisement jumped 38% from 42 million to 58 million between the second and fourth quarters of 2007.

Our Products & Services

We believe that this societal paradigm shift and reliance on technology to make greater amounts of information more readily accessible opens the door for a mobile application like the AskMeNow service. We are a services-based company, focused on increasing the productivity of individuals by enhancing the functionality of mobile devices. In today’s world, we believe there is a direct correlation between access to information and productivity, and AskMeNow seeks to provide more information to the mobile user, with the goal of making them more productive than ever before.

We believe the AskMeNow service can be offered currently to mobile device users and enterprise clients in any country where English is the spoken language and, when available in other languages, to users and clients in other countries in which we have developed the service. Further, we believe our service will be suited to users in countries that have significant cellular penetration in the population and substantial enterprise usage.

As noted above, AskMeNow has to date provided two ways to access our service, text message/SMS or through a downloaded application. As of April 2008 we have expanded our product offering by including access to AskMeNow via the WAP or the Internet. We will continue to offer access through text messaging. However, we expect that our new downloadable applications will be “thin” client applications, meaning that the user will only download an icon to their phone, which will bring the user directly to the AskMeNow mobile site. Our new site will be designed to offer templates for asking many content questions and provides a search box for information inside Wikipedia. The templates create a framework for questions in the most commonly asked information verticals. Verticals are companies who are partners because they offer extensions of similar products, and include directory assistance, weather, stock quotes, directions, sports scores, movie times, dictionary, flight information, shopping, restaurants, horoscopes and news. Under each category the user is prompted to enter the exact information needed to give them an accurate response. For example, weather requires a zip code or city and state, stock quotes requires a ticker symbol and the trading market, and sports scores require the league and the team name. Once the correct information is entered into the template, the user simply pushes send and the answer is returned either by SMS or on the screen of our website. The answers to these questions will be culled from our content partner’s databases through the unique Extensible Markup Language or “XML” feeds we have established. The answers are correctly formatted, then paired with an appropriate contextually-based paid advertisement or marketing message and sent directly back to the end user’s device.

AskMeNow™ Alerts

We have also developed an information alert service that will enable users to receive content that they would like without having to submit a question to AskMeNow. This service is currently operating with a selection of our content partners and provides a daily push of automated content - for example, receiving a word of the day from Websters Dictionary. We anticipate releasing a more advanced version in 2008 whereby users will also be able to select from a range of information based on availability from our content partners, and have content sent directly to their device at pre-arranged times or simply receive a notification that information is available from the content source and can be accessed by clicking through to a designated landing site.

AskMeNow™ Enterprise

Utilizing licensed software from Expert System, we can offer an AskMeNow™ enterprise solution that enables telecommunications companies to automate access to customer service data using a natural language query system. In March 2008, we announced a service agreement with Research in Motion to provide the technology platform to provide Blackberry™ users access to customer service data.

ConTEXTual™ Marketing / Ad Services

AskMeNow™ Ad Services offer marketers and advertisers a platform for messaging potential customers. Taking advantage of our relationship with our customers, we are able to extend the reach of an advertiser directly to the end consumer. Our customers are mobile; our messages are targeted and reach our users while on the go. We have partnered with a variety of advertising platform providers, enabling an outsourced mechanism for selling and managing advertising campaigns.

One goal of advertisers is to provide their specific offering at the moment a potential user is ready to use a product or service. AskMeNow supports this goal by connecting advertisers with potential customers when those customers inquire about relevant products. Our customer base is developed with personal demographic information, interests and location depending upon the phone. This means an advertiser or marketer who places a ConTEXTual™ Marketing Message through our service is reaching a large audience of targeted potential customers when their message means the most. Advertisers therefore can limit or eliminate the need to pay for unnecessary impressions at inopportune times amongst individuals with a low chance of ever using their product or service.

Since every company and product/service is different, we offer advertisers and marketers a variety of ways to ConTEXTually market through the AskMeNow™ Ad Services:

•	Brand Texting - Corporate or product brand names can be positioned for awareness on a cost per message basis and sent to targeted users.

•
Vertical Texting - Advertisers can bid on keywords and information categories or verticals so that their product or service can be marketed exclusively to users who ask questions that concern their desired vertical, use particular keywords, etc. Vertical texting is the third screen equivalent of paid search and allows marketers to relay their brand’s message directly to those interested in their vertical.

•
Performance Texting - The pay per performance or inquiry-based program consists of text messaging targeted to users with a message to contact the advertiser. For instance, a user might ask a question about flowers. We would answer the question with an advertisement attached to the answer that would require the user to click the ad and be taken to another web site to purchase flowers. We can generate revenue either at the time of the click or if an item is purchased. Performance texting can be based on cost per call to a unique 800 number, cost per click (not available on all consumer devices), cost per request for additional info, cost per use of coupon code at website, and other methods.

•
Coupon Texting - With coupon texting, electronic coupons can be text messaged to users and made redeemable at a given location. They can be sent to highly individualized users at the time of decision and point of purchase.

The richness of the media impression delivery differs depending upon the end user’s device. With a BlackBerry™ and other smart-phones that receive email, we have the ability to make marketers’ messages theoretically infinite in size, and to include graphics, text, pictures, click-through links, and more. On newer cell phones we also have the ability to send media impressions via MMS (meta-messages) or a WAP gateway (a mini website link). On older cell phones we have the ability to stay within the 160 text only character limit of the SMS format. As current and new mobile users adopt more modern, improved devices, we expect that AskMeNow’s ability to deliver marketer’s media impressions in increasingly rich formats will continue to grow.

As technology progresses and greater numbers of new, more sophisticated devices are adopted by the cell phone using public, we also expect to be able to take advantage of our content partners’ existing relationships to allow for much greater targeting and local advertising. We anticipate that new avenues of potential advertisers and marketers will help us to expand our advertising services offerings and garner depth amongst users, making our service more valuable to marketers.

Sales & Marketing

Like the introduction of any new product or service, the success of our sales and marketing is critical to our success as a company. Our sales team is focused on establishing as many distribution points as possible while our marketing group is charged with creating innovative ways for AskMeNow and our distribution partners to acquire users.

Sales

We intend to continue our efforts to establish relationships with carriers, handset manufacturers, resellers and content providers in North America to gain access to their distribution networks. We currently do all sales directly using our own staff; however, we may at times contract with consultants to provide services for creating relationships that will benefit the company. Most of these relationships require long sales cycles that are difficult for small companies to execute. The growth of AskMeNow is dependent upon the distribution of our products and services; thus we have implemented a concentrated effort to partner with as many companies as possible that are interested in sharing revenue from the distribution of our products and services, including our mobile search platform and enterprise solution.

Mobile Carriers/ Handset Manufacturers

•
Canadian Carriers - We are currently under contract with the largest Canadian carrier, Rogers Wireless, and have recently finalized an agreement with Bell Canada. We are working with other Canadian carriers to maximize our distribution network and hope to close other agreements in 2008. All of our relationships will be based upon revenue share agreements for advertisements. Currently, Rogers is offering our service for a fee.

•
U.S. Carriers - We are currently under contract with Alltel Wireless, a leading cellular carrier with over 10 million users. Currently, Alltel is offering our service for a fee. We are in discussions with other U.S. carriers and hope to close other agreements in 2008.

•
Research In Motion - In March 2008 we signed a services contract to provide technology for natural language search of a proprietary customer service database. This enterprise-focused product will be offered to other carriers and handset manufacturers as a means to generate revenue and enhance the AskMeNow brand.

Resellers

We have a distributor relationship with Handango, a large online reseller of applications for mobile devices. Handango began selling our application in the fourth quarter of 2004, and as of December 31, 2007 had sold to over 1,000 customers the AskMeNow downloadable application for a variety of phones at a price of $4.99 a month. We continue to utilize Handango and intend to increase the applications to be sold to include many popular brands of phones. We also intend to continue offering our new applications through Handango, although there will be no fee for downloading the applications; rather, Handango will share in advertising revenue with AskMeNow. We are pursuing other online resellers that are in a position to distribute our product to a large audience and share in advertising revenue.

Content Providers

We have developed a number of content and distribution relationships with a variety of online portals that utilize the AskMeNow service to distribute their content, via a mobile platform, while at the same time using their resources to promote the shared service and acquire new AskMeNow customers. We intend to focus significant effort to partner with leading content partners in a variety of information verticals, as their online distribution could be of significant value to AskMeNow.

Marketing

Retail Marketing - Direct to the End User

For AskMeNow to become a viable business and competitor in the mobile content and information world, our brand will need to be marketed to the hundreds of millions of North American cellular users. As we move to launch our new free AskMeNow portal with Canadian carriers, we intend to advertise our brand through local television spots, radio, and billboards in select locations throughout Canada. Complementing this outreach will be specific cross promotions with content partners, advertisers and relevant retail verticals. These advertisements will be supplemented with publicity and promotional support. All retail marketing, directed at the end user, will be intended to increase sign up at our www.askmenow.com site or through one of our partner relationships, and to strengthen brand awareness. This marketing strategy will be dependent upon our ability to raise significant capital.

Wholesale Marketing - Carriers, others

Mobile carriers and other distribution points such as resellers and content providers will be heavily focused to promote the AskMeNow brand. Working to position our product in prime placement on decks of carriers and on home pages of online content providers is an ongoing function of marketing. We believe it will take significant time to establish value to our partners and expect that prime placement will potentially come as we gain traction with our products.

Development & Production

During 2005, we created AskMeNow, Inc. (Philippines), our wholly-owned foreign subsidiary with over 100 employees that provided our back-end research for queries, engineering to help develop and manage our software and hardware, and an accounting department to manage both our American and offshore operations. During the first quarter of fiscal year 2008, our operations in Manila ceased as we move forward with the development and implementation of a fully-automated response system to all queries.

We continue to enhance and improve our core product, either through internal development or through outsourced programming and development consultancy.

Technology

We have developed a website, http://www.askmenow.com, that offers users insight into the AskMeNow service and provides valuable information about the products we offer, how to use them, product benefits and features, answers to frequently asked questions, contact information, and the ability to sign up for the service.

We have developed a mobile website as well as the technology to allow for transmission of information through SMS. Our applications are designed to be “thin” client applications and are used solely for connecting an end user directly to our mobile site. We own the www.AskWiki.com site and are developing, in cooperation with Expert Systems of Italy, a natural language search mechanism for the content of Wikipedia.

Our servers are hosted in an outsourced facility that is maintained 24 hours a day, 7 days a week.

We have developed the software codes that are used in the AskMeNow service. To protect our proprietary rights, we currently rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. We have filed for a provisional process patent for our software that covers our methodology for processing questions and answers through our Manila facility and a provisional patent for the delivery of advertisements on a mobile device, both of which are based upon using natural language. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially and adversely affect our business, financial condition and results of operations.

Content

We have established relationships with leading content providers in a variety of information verticals that our integral to AskMeNow’s success. Currently we have the following strategic relationships:

•	Custom Weather
•	Sports Network
•	Maps.com
•	W3Data for 411 information
•	Hotels.com
•	StubHub.com
•	FlyteComm.com
•	Cinema-Source.com
•	Shopping.com
•	Astrology.com
•	Distributive Networks
•	Reuters
•	Mobile Streams
•	Baseball-Reference.com

AskMeNow’s ability to access already existing, quality content in major information verticals is essential to our success, as it greatly reduces the time and costs associated with researching and answering users’ questions. The content strategy is to acquire the most widespread amount of data and information feeds from industry leaders, beginning in the verticals that are most frequently the subject of questions. The more content in different areas that we have to offer, we believe the more attractive we become as a service. Eventually we aim to have content on direct feeds that covers anyone who carries a mobile device, providing content specific to their interests, gender, age, location, and more. While content deals are not a necessity for answering all of our user’s questions, we feel that as we move forward and garner a larger customer base, our ability to quickly and effectively access a vast array of information will greatly enhance the service and make it far more desirable to the end user.

Competition

There are many companies that could be considered in ‘like’ businesses, including OnStar, telephone-carrier supported 411, Yahoo and Google. There are also a number of start-up companies offering automated content, some for a fee and some for free, such as 4INFO and Jump Tap. These companies all offer access to a wide array of content through multiple platforms, including voice and text. Voice offers the ability to understand all queries whereas text generally can only understand formatted queries or only provide links to answers when questions are posed in natural language, versus actual specific answers. We believe AskMeNow is different because it offers natural language query into Wikipedia, as well as formatted search tabs for access to many other categories of content. Descriptions of our competitors and their products follow.

OnStar

•	4 million subscriptions in 2006 with the target audience in-vehicle systems, and standard on all General Motors vehicles in the U.S. and Canada by the end of 2007.

•	Single Button press on vehicle console connects driver to OnStar operator.

•	Yearly fees range from $199 for minimum service to $399 for full service, which includes concierge service that provides driving directions, restaurant recommendations and hotel reservations.

•	Of the top categories of inquiries, primarily related to the automobile and driving directions.

Carrier Supported 411

•	Limited to simple directory assistance for phone number and address look-up, and simple directions, fees range from $0.50 to $2.00 per query.

•	Some of the services are beginning to offer answers to wider content subjects, such as driving directions and closest business to a specified location.

Google and Others

•
Google and Yahoo both have mobile sites and provide an SMS service that receives and responds to questions via text messaging. A distinct difference between their mobile sites and AskMeNow is that they allow for a user to leave their site and view information from other sites, hence losing the ability to continually monetize each page view with an advertisement. AskMeNow keeps all customers within our content silo, enabling monetization of every page.

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

•
Jump Tap is a search engine dedicated to mobile phones that tries to provide relevant answers with popular key word requests. The service appears similar to Google and Yahoo mobile search and is being offered to carriers and mobile virtual network operators as a white label mobile search platform.

Research and Development

Research and development activities are undertaken by the Company on its own initiative to improve our existing products and to develop new products using the latest technologies that can satisfy customer requirements. During the years ended December 31, 2007 and December 31, 2006, the Company spent $72,693 and $222,005, respectively, on research and development activities.

Employees

As of December 31, 2007, we employed eight full-time employees in the United States, including four members of management. Our Philippines subsidiary employed approximately 25 persons as of December 31, 2007.

RISK FACTORS

You should carefully consider the following risk factors in evaluating our business. There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, including the financial statements and notes thereto included herewith.

RISKS RELATING TO THE COMPANY

The Company’s qualified financial statements question our ability to continue in business.

The Company’s independent registered public accounting firm issued an unqualified report with an explanatory paragraph on the Company’s audited financial statements as of and for the year ended December 31, 2007. The report raised substantial doubt about the Company’s ability to continue as a going concern. In addition, Note 1 of our Notes to Consolidated Financial Statements for the year ended December 31, 2007 states that the Company’s continued existence is dependent upon its ability to raise capital and successfully market and sell its products. We have had an extensive history of losses and will continue to incur losses as we pursue our business model. See “Report of Independent Registered Public Accounting Firm” and Note 1 of the Notes to Consolidated Financial Statements.

We have a limited operating history.

AskMeNow organized its first operating company in January 2004, completed our reverse merger and became a public reporting company in June 2005, and did not launch our AskMeNow service until November 2005. We therefore have a limited operating history upon which we can accurately forecast our future performance, including future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

AskMeNow has only limited revenue to date and is dependent on a single product.

Although several other services are contemplated or under development, AskMeNow currently offers only one product, the AskMeNow™ service, and anticipates that this product will account for substantially all of the Company’s revenues, if any, for the foreseeable future. All of the proceeds of our Series A and Series B preferred stock offering were used to launch and commercialize our AskMeNow service and the proceeds of our 2007 bridge loan offerings were also used to commercialize our product. Proceeds from our Series D convertible preferred stock offerings were used to fund operations. Therefore, our prospects are currently entirely dependent upon the future performance of a single product and a single business. We do not have the resources to re-introduce our product or to diversify our business if our initial product launch is unsuccessful.

If we cannot establish sufficient usage of the AskMeNow service among cell phone and hand-held device users, our business will fail.

We will be successful only if a significant number of cell phone and hand-held device users adopt our service as a method of making inquiries over their cell phones and hand-held devices. Cell phone and hand-held device users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to obtain information. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our service because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. It is possible that sufficient acceptance of our search technologies and services will not occur in order to maintain our viability, based upon the current options available to end users and the potential of such users not having any interest in the services we provide.

Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.

We believe that favorable consumer and business community perceptions of the Company’s brands are essential to our future success. Accordingly, we intend to pursue brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities, which strategies will likely require significant expenditures. As with any public awareness campaign, we face the risk that such expenditures might not lead to the desired result; that is, we might not experience any net increase in our brand recognition, brand loyalty or number of new users. Furthermore, even if such increases occur, they might not be sufficiently large to justify the accompanying cost. If we are unable to promote brand awareness and loyalty in a cost-effective manner, it will be unlikely that we will attract new users and our existing user base might shrink through attrition. We intend to allocate approximately $100,000 in 2008 to promotions geared toward increasing customer usage. This assumes we will be able to raise sufficient capital to pay for these promotions through debt and equity financings, combined with revenue generated from advertising sales and enterprise licensing fees; however, we may be unable to support this level of promotion without the required capital, and we cannot be sure that such expenditures will be sufficient to increase sales and revenues.

Our success is dependent on our ability to respond to technological changes and evolving customer requirements.

Our success will depend not only on our ability to market and promote the AskMeNow service but also to develop and introduce new products and professional services that keep pace with competitive introductions and technological developments, satisfy diverse and evolving customer requirements, and otherwise achieve market acceptance. The market for the AskMeNow service is characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Any failure by us to anticipate or respond adequately to changes in technology, or any significant delays in our product development efforts, could make our services unmarketable or obsolete. In addition, we may not be able to offer future versions, enhancements or upgrades of our products that respond to technological advances or new market and customer requirements. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new technologies, our business, financial condition and results of operations would be adversely affected.

If we cannot obtain additional financing we may have to delay or suspend our operations.

As of January 1, 2008, the Company did not have any cash available for operations. Since then, limited funds have been raised, although additional financing is needed to ensure our ability to continue our operations. During 2007, the Company issued bridge notes in the aggregate principal amount of $3,300,000, of which $3,000,000 are currently in default under the terms of the loan agreements. The Company also raised $725,000 during 2007 from the sale of its Series A and B preferred stock. The Company used all of such proceeds to implement its business plan and is in the business of seeking additional financing.

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, we will require additional working capital for enhancing our infrastructure, salaries and wages, and increased marketing and advertising. Unless funds from operations significantly increase over the next 12 months, we will not have sufficient working capital to hire additional employees, implement marketing campaigns or otherwise pursue our business plan.

Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company’s ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The inability to obtain sufficient funds may require the Company to delay or suspend its operations.

The Company is dependent on third-party providers and consultants.

The Company relies on a number of third-party providers to obtain information necessary to answer queries posed by users, deliver advertisements, and build applications for the AskMeNow service. The Company has obtained agreements from the parties whom the Company deems necessary; however, the Company does not have agreements with every such party, and the agreements it does have may be terminated and may therefore deny AskMeNow access to certain providers and content. Should the Company be unable to enter into satisfactory arrangements with these parties or in the event of the failure of any third-party supplier, consultant, or other provider to timely perform their obligations or commitments, the AskMeNow service would be unable to operate in an efficient manner, which could result in the loss of customers or a curtailment of its operations. Our content providers are either paid a small monthly fee for access to content, ranging from $1,000 - $2,000 per month, or are free with a revenue share based upon advertising revenue. We have signed contracts with advertising promoters that are primarily revenue sharing agreements based upon volume and other factors. We have had relationships with consultants that provide technology assistance; such consultants are paid by either a prearranged fee for specific work or are paid by the hour.

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

Our main facility for the AskMeNow service was located in the Philippines until March 2008, at which we employed most of our full-time employees. Our foreign operations, although now closed, subject the Company to various risks associated with international operations, including the difficulties and costs of staffing and managing foreign operations, differing tax rules and regulations and unanticipated tax costs, foreign regulatory requirements, and fluctuations in currency exchange rates, foreign economies and business cycles.

Existing or new competitors may develop competing or superior technologies.

We have developed and are continuing to develop our AskMeNow service. The Company is aware of several similar products that currently or will in the future likely compete with the AskMeNow service. Larger companies such as Google have the capital, technology, personnel, and marketing strength to support their existing products and develop new products to compete with the AskMeNow service. It is possible that competing services will emerge that may be superior and/or less expensive than the Company’s AskMeNow service, or that similar technologies may render the AskMeNow service obsolete or uncompetitive and prevent the Company from achieving or sustaining profitable operations.

If the protection of our intellectual property is inadequate, our competitors may gain access to our content and technology.

We seek to develop and maintain the proprietary aspects of our products and technology. To protect our proprietary content and technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright, and trademark laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and intellectual property or to obtain and use information that we regard as proprietary. We will seek to avoid disclosure of our trade secrets through a number of means including, but not limited to, requiring those persons with access to our proprietary information to execute work for hire and confidentiality and non-disclosure agreements and restricting access to our source codes. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We do not currently have any issued patents for proprietary products or technologies, and other parties may have dominating patent claims, although we have applied for patent protection for two different areas of our processes. There can be no assurances that such applications will result in issued patents, or that such patents will offer any meaningful protection or competitive advantage.

Other parties may have patent rights relating to the same subject matter covered by our products or technologies, enabling them to prevent us from operating without obtaining a license and paying royalties. The validity and enforceability of our proprietary technology, if any, may also be affected by future legislative actions or judicial decisions. We have applied for no trademark registrations, and may not file or receive any in the future. Potential trademarks may not provide us with any competitive advantages. None of our trademarks may be registrable, and other parties may have priority of use of such trademarks or variants thereof. Policing unauthorized use of our products is difficult and costly, and while we are unable to determine the extent to which piracy of our intellectual property exits, piracy can be expected to be a persistent problem. In addition, the laws and enforcement mechanisms of some foreign countries do not protect our proprietary rights as much as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate here or abroad and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our content or other intellectual property.

Any claims of infringement, misappropriation or similar conduct, with or without merit, would likely be time-consuming, result in costly litigation, cause delays in implementation of our services and/or require us to enter into license agreements. Licenses, if required, may not be available on terms acceptable to us, the absence of which could seriously harm our business.

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

As of April 7, 2008, we employed five persons in the United States, including members of management, and no employees in the Philippines. In the event our products and services achieve market acceptance, we will need to increase staffing and effectively train, motivate and manage our employees. We will also need to scale up our operations in order to service our customers, and increase our sales and marketing, customer support and product development efforts. If we grow, we also will be required to improve our operational and financial systems, procedures and controls, and expand, train, retain, and manage our employee base. However, there are significant risks associated with such growth. If our systems, procedures, and controls are inadequate to support our operations, our expansion would be halted, and we could lose our opportunity to gain market share. Failure to manage growth effectively could harm the Company’s business, financial condition, or results of operations. Our future performance may also depend on the effective integration of acquired businesses. This integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources.

Government regulation and legal uncertainties could harm our business.

Any new law or regulation pertaining to cell phone usage and cell phone add-on services, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the usage of cell phones and add-on services. These laws or regulations may relate to liability for information retrieved from or transmitted over cell phones, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like us that provide electronic commerce-related services.

We file tax returns in such states as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through cell phones or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and seriously harm our profitability.

Legislation limiting the ability of the states to impose taxes on cell phone-based transactions was enacted by Congress. Legislation imposing a three-year moratorium on certain state taxes on electronic commerce transactions, known as the Internet Tax Freedom Act, was enacted by Congress in 1998, and subsequently extended to November 1, 2014. The moratorium applies to multiple or discriminatory taxes on electronic commerce, except for those in effect on the date of legislative enactment in 1998. It is unclear what other action, if any, Congress might take with respect to state taxation of electronic commerce. The imposition of such taxes on services such as ours could impair the growth of the electronic commerce marketplace and impair our ability to remain profitable.

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

Our success depends on identifying, hiring, training, and retaining qualified professionals. If a significant number of our current employees or our Chief Executive Officer resigned, we may be unable to complete or retain existing projects or pursue new projects. The Company’s success is highly dependent on the retention of existing management and technical personnel, particularly Darryl Cohen, the Company’s Chief Executive Officer and current sole executive officer. Although the Company has entered into a three-year employment agreement with Mr. Cohen, at this stage in the Company’s history, the loss or unavailability of his services could seriously impede its ability to complete the development of the AskMeNow service. Moreover, his agreement expires in July 2008. Stockholders could lose a substantial portion of their investment, if not their entire investment, if the Company was to lose the services of Mr. Cohen.

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

As disclosed under “Item 3 - Legal Proceedings” below, there were significant undisclosed liabilities that were either misrepresented to us or that we were unable to discover prior to the Reverse Merger. The indemnities and warranties which InfoByPhone received are not expected to fully cover such liabilities due to, among other things, the financial condition of OWE and the unresponsiveness of its principals to our demands. While we intend to fully pursue all legal recourse against such persons, our operations may be adversely affected by our failure to recover any such claims.

SECURITIES RISKS

Investors may find it difficult to trade or obtain quotations for our common stock.

Although our common stock is quoted on the OTCBB, trading of our common stock is limited. There can be no assurance a more active market for our common stock will develop. Accordingly, investors must bear the economic risk of an investment in our common stock for an indefinite period of time. Even if an active market develops, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale of securities acquired in a nonpublic offering. We may not be able to fulfill our reporting requirements in the future under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is considered “a penny stock” and as a result may be difficult to sell.

Our common stock is deemed to be a “penny stock”, which is an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the OTCBB, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. The holders of certain of our convertible securities also have registration rights concerning the shares of underlying common stock. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales also may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated holder who has held restricted shares for six months may sell into the market our common stock in an amount equal to 1% of the outstanding shares. Such sales may be repeated once each three months, and any restricted shares of our common stock may be sold by a non-affiliate after they have been held for one year without regard to any volume limitations.

Our authorized share capital may be used as an anti-takeover device.

The Company currently has authorized for issuance 300 million shares of its common stock and 10 million shares of its preferred stock. The preferred stock may be issued in one or more series from time to time with such designations, voting and other rights, preferences and limitations as the Board of Directors may determine. The Board of Directors will have the authority to issue a significant number of shares of both our common stock and preferred stock without further stockholder approval. This may have the effect of delaying or preventing a change of control. Although the preferred stock is not designed to prevent a change in control, it could be used to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company, and therefore protect the continuity of the Company’s management.

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

Item 2.    Description of Property.

The Company’s principal operating offices are located at 26 Executive Park, Suite 250, Irvine, California 92614. The lease is for approximately 2,641 square feet under a three year lease ending in 2008, at a current monthly rental rate of $5,779. We also leased approximately 1,100 square feet of office space under a month-to-month lease in Deerfield Township, Ohio at a monthly rent of $2,523 and approximately 300 square feet of office space in Long Island, New York at a monthly rent of $1,455. The leases in New York and Ohio were terminated in December 2007.

We also leased approximately 1,100 square meters of office space under a one-year lease in Makati City, Manila, Philippines at a monthly rent of $6,130, which lease term expired in September, 2007 and was continued thereafter on a month-to-month basis. In the first quarter of 2008, the Company vacated the Manila property and terminated the associated lease.

The Company evaluates on a continuing basis the suitability and adequacy of all of its office locations. The Company believes its present facilities are adequate for its operating purposes, in good operating condition and well maintained.

Item 3.    Legal Proceedings.

Pending Litigation Matters

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation (a former consultant of the Company), filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) on February 1, 2006 seeking specific performance of an agreement which provided for “piggyback” registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its then-pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company has agreed to register the shares. On July 16, 2007, the plaintiff filed an amended complaint. The amended complaint alleged damages of not less than $525,000, which the Company believes is without merit. The Company has answered the complaint, denied the claims and asserted various affirmative defenses. Discovery has commenced, and the matter is scheduled for trial in or about July 2008. As of December 31, 2007, the Company has not accrued any liability regarding this claim.

 In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s then-principal shareholder (“CDA”), and for CDA’s failure to advise the Company’s stockholders of the sale of the company until after the Reverse Merger. As of December 31, 2007, the Company has not accrued any liability related to the claim and no further developments have occurred regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of Indymac Bank, F.S.B., in the Los Angeles Superior Court against the Company (then known as Ocean West Holding Corporation), former subsidiary Ocean West Enterprises, Inc. (“OWE”), CDA, and Does 1 through 100, inclusive. The underlying complaint brought by the federal bank alleged a default by OWE under settlement agreements with the bank, which had purchased certain loans from OWE. The complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005 (the “Exchange Agreement”), the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date entered into in connection with the Reverse Merger (the “Assumption Agreement”). Personal service upon the Company’s registered agent was claimed, but the Company was never served and sought to remove the judgment. On August 8, 2007, the default judgment against the Company was vacated in the Los Angeles Superior Court on the basis that the Company had not been properly served. During the quarter ended September 30, 2007, OWE and the Company were named as defendants in the legal matter of Indymac Bank, F.S.B. vs. Ocean West Enterprises, Inc. (Case No. GC036470). The Company served a cross-complaint against the plaintiffs and they have not responded. As of December 31, 2007, the Company has not accrued any liability related to the claim.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA, and their respective affiliates under both the Exchange Agreement and the Assumption Agreement. As of December 31, 2007, the Company has not accrued any liability for this guarantee.

The Company may also be subject to routine litigation in the ordinary course of business.

Defaults Upon Senior Securities

As of December 31, 2007, the Company was in default under the $3,000,000 principal amount of senior promissory notes issued in its Bridge I note offering. The Company’s failure to pay such notes when due constitutes an event of default and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date that such amounts remain unpaid. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company is in continuing discussions with the holders of the Bridge I notes regarding a settlement offer and is working to secure an extension of the note payment terms.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-The-Counter Bulletin Board under the symbol “AKMN.OB.” The following table sets forth the high and low bid information for the Company’s common stock for each quarter during the last two fiscal years, as reported by OTCBB. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low

Year Ended December 31, 2007:

Quarter Ended March 31, 2007	$0.68	$0.56

Quarter Ended June 30, 2007	$0.68	$0.60

Quarter Ended September 30, 2007	$0.70	$0.65

Quarter Ended December 31, 2007	$0.13	$0.12

Year Ended December 31, 2006:

Quarter Ended March 31, 2006	$2.28	$0.96

Quarter Ended June 30, 2006	$1.39	$0.77

Quarter Ended September 30, 2006	$0.97	$0.23

Quarter Ended December 31, 2006	$0.87	$0.25

On April 7, 2008, the closing price of our common stock as reported on the OTCBB was $0.14 per share.

Stockholders

As of April 7, 2008, there were approximately 1,018 holders of record of our common stock.

Dividends

In the fiscal year ended December 31, 2007, we did not pay any cash dividends on any shares of our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. The decision to pay dividends on our common stock will depend on our situation with regard to profitability and cash availability.

If any dividends on the Company’s Series A and Series B preferred stock shall not have been paid or set apart in full for the holders of such series of preferred stock when payable, dividends or distributions with respect to the common stock cannot be paid or made unless and until the preferred stock dividends have been paid or set apart for payment. The holders of the Company’s Series D convertible preferred stock are entitled to receive, and the Company is bound to pay, in preference to the holders of the common Stock and any “junior securities”, mandatory annual dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2007, certain information regarding the securities authorized for issuance under the Company’s equity compensation plans and programs. For more information on these plans, please see Note 9 to the Consolidated Financial Statements included herewith.

Equity Compensation Plan Information Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

2005 Management and Director Equity Incentive and Compensation Plan	1,924,000	$0.82	76,000

2006 Employee Stock Incentive Plan (1)	1,981,000	$0.52	8,019,000

Equity compensation plans not approved by security holders

Options issued to officers and directors (2)	4,700,000	$0.54
Options issued to employees and consultants (3)	5,950,000	$0.70
Warrants issued with Preferred Stock (4)	19,920,000	$0.50
Warrants issued to Director for financing (5)	452,164	$0.50
Warrants issued for services (6)	1,598,420	$0.46
Warrants issued for financial services (7)	4,600,000	$0.50
Warrants issued for IR services (8)	200,000	$0.50
Warrants issued in settlement of debt (9)	52,500	$2.00
Warrants issued with debt (10)	12,900,000	$0.50
Total	54,278,084		8,095,000

(1)
The 2006 Employee Stock Incentive Plan, as amended, was approved and adopted by the Board of Directors on August 4, 2006, and became effective upon the approval of the Company’s stockholders at the annual meeting held on August 1, 2007. The plan provides for the issuance of up to 10,000,000 shares of common stock.

(2)
The Company has and will likely continue to provide stock options outside of its current equity plans to officers and directors as part of their annual compensation. (See Item 10. Executive Compensation)

(3)	The Company has and will likely continue to provide stock options outside of its current equity plans to employees and consultants as part of their annual compensation.
(4)
The Company has and will most likely continue to attach warrants to issuances of preferred stock as additional consideration to preferred holders in order to attract equity investment. These warrants are necessary based on the significant level of risk involved in such an investment and the financial condition of the Company.

(5)
The Company has and will likely to continue to issue warrants to providers of debt funding in exchange for such providers’ agreement to extend the maturity date of such debt. These warrants are necessary based on the significant level of risk involved in such an investment and the financial condition of the Company.

(6)	From time to time, the Company has issued warrants to providers of legal and consulting services in lieu of cash payments for those services.
(7)
The Company has and will most likely continue to issue warrants to financial advisors who assist with the placement of the Company’s debt or equity instruments. The issuance of warrants to these advisors reduces the cash costs that would otherwise be associated with raising capital.

(8)
The Company has generally included warrants in compensation agreements for providers of investor relations and/or public relations services. This practice significantly reduces the cash costs to the Company in order to obtain these services.

(9)	During 2006, the Company issued warrants as part of the final payment of an outstanding note payable.
(10)
The Company has and will likely continue to attach warrants to issuances of debt as additional consideration to the promissory note holders in order to attract debt investment. These warrants are necessary based on the significant level of risk involved in such an investment and the financial condition of the Company.

Recent Sales of Unregistered Securities

Preferred Stock

Commencing April 25, 2006, the Company began an offering to accredited and foreign investors of Series A preferred stock in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock for shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $0.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 warrants while the exercise price remained at $0.50 per share.  The number of warrants issuable to the placement agent also increased from 1,000,000 to 2,000,000 (or such proportionately smaller number if less than the maximum offering amount was raised), exercisable at $0.50 per share of common stock rather than $1.00 per share.

The Company completed the sale of an additional 14.5 Units for gross proceeds of $725,000 in the first quarter of 2007 until the offering was closed to new investment on February 28, 2007. The offering closed with a total of 134.1 Units of the Series A and B preferred stock issued for aggregate gross proceeds of $6,705,000 ($2,375,000 from the sale of 237,500 shares of Series A preferred stock, and $4,330,000 from the sale of 433,000 shares of Series B preferred stock). The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $0.50 per share for a term of five years, as well as (1) an aggregate of $707,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,200,000 shares of common stock. During the year ended December 31, 2007, Series A holders exchanged 342,500 Series A shares for 342,500 Series B shares. As of December 31, 2007, there were 22,458 and 295,933 shares of Series A and Series B preferred stock issued and outstanding, respectively. As of December 31, 2007, Series A and Series B accrued dividends from the record date to the year then-ended were $9,906 and $143,654, respectively.

Common Stock

In January 2007, the Company sold the placement agent 140,000 shares of unregistered restricted common stock at a price of $0.01 per share in connection with the agent’s placement of shares of preferred stock in the Company’s Series A and B stock offering. The Company recorded the amount as a subscription receivable of $1,400 during the first fiscal quarter of 2007. The subscription receivable was offset by an administrative expense due to reimbursable costs incurred by the placement agent as of December 31, 2007.

Between January and March 2007, the Company issued an aggregate 165,000 shares of unregistered restricted common stock to a professional services firm for investor relations services. The Company determined a value for the shares of $74,400 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as an administrative expense as of December 31, 2007.

In June 2007, the Company issued 5,000 shares of unregistered restricted common stock to a vendor for the purchase of a website domain name. The Company determined a value for the shares of $4,000 based on the fair market value of the stock at the time of the purchase. The Company recorded the entire amount as an asset on the balance sheet in the second fiscal quarter of 2007.

In October 2007, the Company issued 225,000 shares of common stock to non-employee consultants in lieu of payment for services provided. The Company calculated a fair value of $180,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2007.

In October 2007, the Company issued 300,000 shares of common stock to a professional services firm for financial consulting services. The Company calculated a fair value of $210,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2007.

Warrants

In August 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share in partial consideration for the vendor’s agreement to act as the Company’s public/investor relations representative for a term of one year. The warrant agreement provided for vesting of 100,000 shares three months after the date of grant and the remaining 100,000 shares six months after the date of grant and a term of five years. During the first fiscal quarter of 2007, the Company recorded the fair market value of the remaining 16,667 warrants, which vested during the quarter, based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rate of 4.84%, and expected lives of five years. The Company recorded $5,265 in administrative expense in the first fiscal quarter of 2007 in connection with such warrants.

In May 2007, the Company issued warrants to purchase 452,164 shares of common stock to a director with an exercise price of $0.50 per share and a term of five years in exchange for his agreement to extend the maturity date of his promissory note with the Company. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 242%, risk-free interest rate of 5.07%, and expected lives of five years. The Company recorded $337,465 in additional interest expense in the second fiscal quarter of 2007 in connection with these warrants.

In July 2007, the Company issued warrants to purchase 100,000 shares of common stock to an attorney with an exercise price of $0.57 per share and a term of three years for his agreement to reduce legal fees. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 245%, risk-free interest rate of 4.55%, and expected lives of three years. The Company recorded $55,205 in additional professional fees for the year ended December 31, 2007.

In September 2007, the Company issued warrants to purchase 50,000 shares of common stock to a law firm with an exercise price of $0.50 per share and a term of three years for its agreement to reduce outstanding legal fees. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 245%, risk-free interest rate of 3.97%, and expected lives of three years. The Company recorded $23,714 in additional professional fees for the year ended December 31, 2007.

In October 2007, the Company issued warrants to purchase 600,000 shares of common stock to a financial consultant with an exercise price of $0.50 per share in partial consideration for an agreement to provide financial consulting services for a term of nine months. The warrants were immediately exercisable and have a term of five years. The Company recorded the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 257%, risk-free interest rate of 4.38%, and expected lives of five years. The Company recorded $418,711 in administrative expense at December 31, 2007.

In October 2007, the Company issued warrants to purchase 6,710,000 shares of common stock at an exercise price of $0.50 per share to certain holders of the Company’s Series A and Series B preferred stock in consideration for such holders’ acceptance of a settlement offer and execution of a waiver, as discussed previously herein. The warrants were immediately exercisable and have a term of five years. The Company recorded the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 257%, risk-free interest rate of 4.38%, and expected lives of five years. The Company recorded $5,017,598 in financing costs at December 31, 2007.

As discussed elsewhere in this Annual Report on Form 10-KSB and the notes to the consolidated financial statements included herewith, during the year ended December 31, 2007, the Company also issued warrants to purchase (a) 4,875,000 shares of common stock in connection with new issuances of Series B preferred stock and the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred shares, (b) 12,000,000 shares of common stock in connection with the $3,000,000 raised in its Bridge I note offering, (c) 3,600,000 shares of common stock issued to the placement agent in the Bridge I note offering, and (d) 900,000 shares of common stock in connection with $300,000 raised in the Bridge II junior convertible promissory note offering.

The securities described above were offered without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Sections 4(2) and 4(6) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws. The facts relied upon to make the exemption available in certain cases were those provided to the Company by the investors in their subscription agreements. Except as otherwise indicated, there was no underwriter or placement agent compensation in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of the Company or any affiliated purchaser of any shares of common stock of the Company during the fourth quarter of fiscal year 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-KSB.

Forward-Looking Statements

Certain statements contained in this discussion and analysis that are not related to historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive or that depend upon or refer to future events or conditions, or that include words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans, ” “hopes,” or similar expressions, consitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, or possible future actions by us are also forward-looking statements.

These forward-looking statements are based on beliefs of our management as well as information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully under the caption “Risk Factors” herein and include: our ability to raise capital; our ability to settle litigation; our ability to attract and retain key employees; economic conditions; technology advances in the moble search field; demand and market acceptance risks for new and existing technologies and mobile information content services; the impact of competitive services and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; and foresseable and unforseeable foreign regulatory and commercialization factors.

Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operational knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by any forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically requried by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

General

AskMeNow, Inc., formerly Ocean West Holding Corporation, is a holding company and parent of InfoByPhone, Inc., a Delaware corporation. InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow™ Service. The service is a mobile information content service that enables users of any mobile device, with text messaging/SMS or email capability, to text message or email questions. An answer is then text messaged or emailed back to the consumer’s mobile device, usually within a matter of minutes. The Company is also developing an automated enterprise solution in conjunction with Expert System S.p.A., a developer of knowledge management tools. The automated enterprise solution is being designed to enable users of a mobile device to text message customer service-related questions and receive an answer through text. The Company announced its first agreement for its enterprise-solution product in March 2008.

The AskMeNow service is accessible virtually anytime and anywhere, through virtually every current way that wireless technology allows people to communicate via a mobile device. Using proprietary software and proprietary methods, the service has the research capability to answer information-based questions, including questions regarding current news and events, sports scores, weather, entertainment, stock quotes and market data, driving directions, travel schedules and availabilities, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.), so long as the information is available on the Internet at no fee to access or we are already licensed to access the data. Once information is accessed, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and emailed or text messaged back to the user.

The AskMeNow service was launched from beta in November 2005. The release has been directed primarily to cell phone users in the United States and Canada. We currently generate fees from user inquiries. In the future, we also expect to generate revenues through monthly or quarterly service fees generated from enterprise customers and revenues from advertisers utilizing our ad space to promote products. As noted above, the Company announced its first agreement for its enterprise-solution product in March 2008 and expects to generate revenues from advertising in late 2008.

Reverse Merger

Effective June 6, 2005, pursuant to a Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005 by and among the Company, InfoByPhone, Inc. and the shareholders of InfoByPhone, the Company acquired InfoByPhone in a reverse merger (the “Reverse Merger”). In connection with the transaction, InfoByPhone became a wholly-owned subsidiary of the Company, as the Company acquired all of the issued and outstanding shares of common stock of InfoByPhone and issued an aggregate 5,586,004 shares of common stock, par value $0.01, of the Company, that together with 500,000 shares issued to Vertical Capital Partners, Inc. (n/k/a Arjent Ltd.) as a finder’s fee, constituted approximately 56% of the then-outstanding capital stock of the Company.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies, many of which are described in greater detail in the notes to the consolidated financial statements included herewith. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis section where such policies affect our reported and expected financial results. Note that our preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Research and Development. Research and development expenses include payroll, employee benefits, and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material and, accordingly, all research and development costs are expensed when incurred.

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

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date are recognized as the requisite service is rendered on or after such date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

For a more detailed discussion, see Note 2 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included herewith.

Results of Operations

Fiscal Year Ended December 31, 2007 as compared to Fiscal Year Ended December 31, 2006

Revenue

Revenues for the fiscal year ended December 31, 2007 were $54,536, an increase of $26,690, or 96%, over revenues of $27,846 for the year ended December 31, 2006.

The increase in our sales during 2007 was due to the Company continuing to roll out its AskMeNow service on a per use basis to new subscribers of SMS service during the 2007 fiscal year. The Company expects sales to increase in 2008 as it has entered into a hosting service and data supply agreement with Research in Motion Limited, pursuant to which AskMeNow will provide the means for end-users of BlackBerry® products to ask questions and receive answers about such offerings.  In addition, in February 2008 the Company entered into a wireless content distribution agreement with Bell Mobility Inc. to distribute AskMeNow's new mobile web site on a non-exclusive basis to the telecommunication carrier’s customers. The Company plans to make available its new AskMeNow search platform to all mobile phones during 2008 and intends to increase its revenue through advertising as the Company increases distribution. In addition, the Company plans to distribute its enterprise product into the telecommunications industry.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2007 amounted to $1,154,945, a decrease of $524,362, or 31%, over cost of revenue of $1,679,307 for the year ended December 31, 2006. The decrease relates primarily to a decrease in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its services offering. Most of the costs during 2007 were derived from the call center in the Philippines and fixed amounts paid to third-party content providers. As of the end of the first quarter of fiscal 2008, the Philippines call center was closed and all related operations ceased.

Research and Development

For the year ended December 31, 2007, our research and development expenditures were $72,693, a decrease of $149,312, or 67%, over research and development expenses of $222,005 for the year ended December 31, 2006. This decrease was the result of a reduction in research and development payroll expenses incurred by the Company, reflecting the Company’s constrained financial condition during the 2007 fiscal year. Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

General and Administrative

General and administrative expenses for the year ended December 31, 2007 amounted to $2,193,107, a decrease of $713,736, or 25%, over general and administrative expenses of $2,906,843 for the year ended December 31, 2006. Lock-up compensation expense of $371,000, which related to shares issued by the Company in exchange for the execution by certain stockholders of a lock-up agreement and which was a significant expense during the year ended December 31, 2006, was not incurred during the 2007 fiscal year and was the primary reason for the decrease. The decrease was also in part the result of a decrease in investor relations and travel and entertainment costs during the 2007 fiscal year as management worked to reduce the Company’s overhead costs. The Company’s primary general and administrative costs are consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations service fees, marketing-related costs, travel costs and amortization/depreciation charges.

Professional Fees

Professional fees for the year ended December 31, 2007 were $1,467,418, a decrease of $1,155,172, or 44%, over professional fees of $2,622,590 for the year ended December 31, 2006. The decrease is the result of a reduction in the one-time financial advisory fees related to the Expert System S.p.A. license agreement entered into during 2006 and an overall reduction in legal and accounting fees during the 2007 fiscal year. Professional fees consist of legal and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with various contracts and agreements negotiated and prepared on behalf of the Company, as well as litigation matters.

Salaries and Compensation

Salaries and compensation expense for the year ended December 31, 2007 increased by $647,788 to $4,595,005, or 16%, over expenses of $3,947,217 for the year ended December 31, 2006. This increase is primarily related to the $3,394,636 of compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option plan and other officer and director compensation during fiscal 2007, as compared to the $2,453,523 of compensation expenses under SFAS No. 123(R) taken during the 2006 fiscal year.

Other Income / Expense

Financing Costs

Financing costs for the year ended December 31, 2007 were $5,017,598, compared to $0 for the year ended December 31, 2006. This expense is the result of 6,710,000 additional warrants being issued to those holders of the Company’s Series A and Series B preferred stock who elected to execute a waiver and settlement agreement with the Company waiving certain breaches by the Company and agreeing to certain terms favorable to the Company and who, in consideration for their waiver and settlement, were issued additional warrants to purchase shares of the Company’s common stock.

Derivative Warrant Expense

The derivative warrant expense for the year ended December 31, 2007 was $0, compared to $1,004,571 for the year ended December 31, 2006. This expense incurred during 2006 was the result of the Company having available an insufficient number of authorized shares for issuance under then-existing shares of preferred stock, warrants and stock options that were convertible or exercisable during the year ended December 31, 2006. The Company’s Amended and Restated Certificate of Incorporation became effective on December 18, 2006, which provided for an increase in the number of authorized shares of common stock from 30,000,000 to 100,000,000 shares. The increase in authorized shares provided the Company with sufficient authorized and unissued shares to settle any outstanding contracts for common shares and therefore a net loss of $1,004,571 was recorded on the re-calculation of the conversion features at December 18, 2006.

Interest Expense

Interest expense for the year ended December 31, 2007 was $5,989,434, an increase of $5,782,951 over interest expense of $206,483 for the year ended December 31, 2006. The increase was comprised of $3,130,000 in debt discounts amortized during the period relating to the warrants given to the debt holders as part of the Company’s Bridge I and Bridge II promissory note offerings, $2,159,000 in amortization of debt offering costs relating to warrants given to the selling agent of the Company’s Bridge I offering, and $493,000 in additional financing costs related to the Bridge I and Bridge II promissory note financings.

Income Taxes

The income tax expense for the year ended December 31, 2007 was $0, compared to $12,832 for the year ended December 31, 2006. The 2006 expense is the result of a deferred foreign tax accrued on behalf of the Company’s Philippines subsidiary.

Net Loss

The net loss for the year ended December 31, 2007 before taxes totaled $20,435,664, compared with $12,561,170 for the same period in 2006, an increase of $7,874,494 or 63%. The increase resulted primarily from the non-cash charges for financing costs as well as other non-cash interest expense incurred during the 2007 fiscal year. In addition, cumulative dividends on the outstanding shares of Series A and Series B convertible preferred stock totaled $525,895 for the year ended December 31, 2007, compared with $322,314 for the year ended December 31, 2006.

The net loss applicable to common shareholders for the year ended December 31, 2007 was $20,961,559, or $0.58 per share, on 36,180,380 weighted average common shares outstanding. This compared with the net loss applicable to common shareholders for the year ended December 31, 2006 of $12,896,316, or $0.47 per share, on 27,228,935 weighted average common shares outstanding.

Liquidity and Capital Resources

Product development, sales and marketing, financial advisors, expansion of service offerings, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until our products and services reach profitability and are fully introduced into the market. In an effort to reduce our operating costs during 2007 and in the future, we have reduced the number of personnel and closed the Philippines call center. We used $3,955,725 and $5,241,050 for the years ended December 31, 2007 and 2006, respectively, in operating activities.

The Company was able to raise $3,300,000 from its Bridge I and Bridge II note offerings during 2007. In addition, the Company raised $626,000 in net proceeds from the sale of convertible preferred stock during the year ended December 31, 2007, compared to $5,209,796 during 2006. The proceeds of the bridge loan and preferred stock offerings were used to continue product development, introduce the product into the market, and pay current operational expenses.

The Company’s plans for raising additional capital include the possibility of offering convertible equity or debt in order to continue the funding of operations until such operations provide a positive cash flow. Specifically, beginning in January 2008, the Company commenced an offering of up to $2 million of its Series D convertible preferred stock at a purchase price of $1.00 per share. The Company will issue redeemable warrants to purchase two shares of common stock for every $1.00 invested in the Series D preferred stock offering. During the first quarter of 2008, the Company had raised $485,000 from the issuance of 485,000 shares of its Series D preferred stock and issued warrants to purchase an aggregate 970,000 shares of common stock for a period of five years at $0.10 per share.

At December 31, 2007, the Company had $0 cash on hand, compared to $61,279 as of December 31, 2006. This cash position results from our loss from operations and our inability to raise sufficient new capital, due in part to unfavorable financial market conditions for small mobile content search companies such as ours. We were unable to raise sufficient funds during the 2007 and 2006 fiscal years to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

We incurred approximately $29,013 and $20,036 in capital expenditures for the years ended December 31, 2007 and 2006, respectively. Capital expenditures are defined as disbursements for computer equipment, office furniture and leasehold improvements with a purchase price in excess of $1,000 per item and a useful life in excess of one year. The increase in expenditures during 2007 was due to the purchase of additional computer equipment during the year. To the extent available, in fiscal 2008 we intend to use approximately $100,000 of any financing proceeds for additional computer equipment, servers and office furnishings as our market expansion continues and additional staffing is required. There are no other capital expenditures currently anticipated by the Company for the 2008 fiscal year.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital from the sale of equity or debt securities. We have incurred significant operating losses totaling $42,624,231 since inception of the business and the Company estimates that it may require up to $200,000 per month to launch its products and services through 2008. In an effort to reduce our operating costs we have reduced staff and closed our Philippines operations in 2008. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products and services. Specifically, we anticipate that our total operating expenses will continue to increase in future periods as our sales increase. Included in these anticipated increases are salaries and benefits for additional employees, and increased marketing and advertising expenses. We also anticipate that our professional fees will continue to increase as we seek to raise additional capital. We cannot, however, at this time predict the amount of any of these increases. Our revenues are not expected to be sufficient to fund our operations for the next 12 months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations. These factors as well as our net loss to date and net cash used in operations raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2007 contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern as a result of our net losses, working capital deficiency, and cash used in operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7.  Financial Statements.

Our financial statements and notes thereto and the related report of our independent registered public accounting firm following Item 14 of this Annual Report on Form 10-KSB are filed as part of this report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s chief executive officer, who is also the Company’s principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, our chief executive officer has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officer is provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting and disclosure controls and procedures. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is appropriately recorded, processed, summarized and reported within the specified time periods. An important feature of the Company’s system of internal controls and disclosure controls is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There have not been any material changes or events during the fourth quarter ended December 31, 2007 that have not been described in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following sets forth the Company’s executive officers and directors and their respective ages and positions as of December 31, 2007:

Names	Ages	Positions	Director Since
Darryl Cohen	55	Chief Executive Officer and Chairman of the Board of Directors	2005

Alan Smith	54	Director *	2005

Sandro Sordi	47	Director	2005
* Resigned on February 9, 2008.

Darryl Cohen has been Chief Executive Officer and Chairman of the Board of Directors of the Company since June 2005 and of InfoByPhone since September 2004. From September 2002 through April 2004, Mr. Cohen served as Chairman and Chief Executive Officer of Ramp Corporation, a company that provided Internet-based communication, data integration, and transaction processing technologies. On June 2, 2005, Ramp Corporation filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Petition #: 05-14006-alg). Ramp Corporation subsequently was liquidated.

Prior to becoming Ramp’s Chairman and Chief Executive Officer, Mr. Cohen invested in public and private companies, frequently working with management in the areas of marketing strategy and financing. Mr. Cohen also served as President of DCNL Incorporated, a privately-held beauty supply manufacturer and distributor he founded in 1988 and sold to Helen of Troy in 1998. During his tenure as President of DCNL, Mr. Cohen was also co-owner and President of Basics Beauty Supply Stores, a chain of retail stores in California, from 1985 to 1999. He has also owned businesses in the food-services and gift industries, and holds a B.A. in Political Science from the University of California at Berkeley.

Alan Smith was a director of the Company from June 2005 until his resignation in February 2008, and was a director of InfoByPhone from April 2005 to February 2008. For the past five years, Mr. Smith has been involved in personal investments and new investment opportunities. From 1990 to 2003, he was the owner and President of Aaron Kamhi Inc., an apparel manufacturing company specializing in private label products for chain and department stores. Mr. Smith has been actively involved in community programs working with youth for the past 20 years.

Sandro Sordi became a director of the Company in July 2005. He currently serves as the General Counsel for the RS Group of Companies, Inc., a holding company for a group of insurance and finance-related businesses and affinity program managers. Mr. Sordi joined the RS Group in 2003 where, as its General Counsel and a Director, he has taken a leading role in developing the company’s growth strategy and engaging in negotiations of all types. From 1990 to 2003, Mr. Sordi was engaged in the private practice of law as a sole practitioner in addition to being involved in certain investment projects. Mr. Sordi has been a member of the Florida Bar since 1990, having earned his Juris Doctor from the University of Miami, Florida and his B.A. (Honors) from York University in Toronto, Canada.

There are no family relationships among the Company’s directors or executive officers and other than as disclosed above there are no events or legal proceedings material to an evaluation of the ability or integrity of any director or executive officer of the Company.

Board of Directors Independence and Communications; Committees

Our Board of Directors is currently composed of two directors. The Board has determined that Mr. Sordi is “independent” as that term is defined in Rule 4200(a)(15) of the listing standards for the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Mr. Cohen, who is currently employed by the Company, is not considered independent.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) currently consists of Sandro Sordi. The Nominating Committee, which acts pursuant to a written charter, evaluates the appropriate size of the Board, recommends any changes in the structure and composition of members of the Board, considers criteria for Board membership, identifies and evaluates prospective candidates, makes recommendations to the Board as to the nominees for directors, and proposes the slate of directors to be elected at each annual meeting of stockholders. The Nominating Committee also assists the Board by developing and recommending corporate governance policies and practices applicable to the Company, monitoring compliance with the Company’s Code of Ethics, and handling such other matters as the Board or Nominating Committee deems appropriate.

The Nominating Committee will consider all director candidates properly recommended by stockholders; acceptance of a recommendation for consideration does not imply the Board will nominate the proposed candidate. Any stockholder who desires to recommend a director candidate may do so in writing, giving each recommended candidate’s name, biographical data, and qualifications, by mail addressed to the Chairman of the Nominating Committee, in care of AskMeNow, Inc., Attention: Sandro Sordi. A written statement from the candidate consenting to being named as a candidate and, if nominated and elected, to serve as director, must accompany any stockholder recommendation. Members of the Nominating Committee will assess potential candidates on a regular basis.

Compensation Committee

The Compensation Committee of the Board currently consists of Sandro Sordi. The Compensation Committee’s role is to assist the Board with its responsibilities relating to compensation of the Company’s officers and directors and the development and administration of the Company’s compensation plans. The Compensation Committee has overall responsibility for evaluating and providing recommendations with respect to the compensation plans, policies and benefit programs for the Company, as well as the individual salary and benefits of the chief executive officer and other officers and senior executives of the Company. The Compensation Committee acts pursuant to a written charter as adopted during the 2007 fiscal year.

Audit Committee

The Audit Committee of the Board currently consists of Sandro Sordi. The Board of Directors has determined that Mr. Sordi is not an “audit committee financial expert,” as that term is defined under the rules and regulations of the Securities Act.  The Company recognizes the benefit of having an individual who qualifies as such an expert serve on the Audit Committee but, given the financial condition of the Company, its size and limited operating history, has determined that the benefits are outweighed by the costs of retaining such a person. The Board is hopeful, however, that it will be able to identify and attract a financial expert for the Audit Committee in the future.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s oversight of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the SEC, and meetings with the Company’s independent registered public accounting firm and management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms furnished to it (and all amendments thereto, if any) and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended December 31, 2007, except for each of Messrs. Cohen, Sordi and Smith who did not file a Form 4/A to reflect the amendment to options granted in September 2006, which options were amended in July 2007 to increase the exercise price from $0.50 to $0.59 per share.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Ethics is available at the Company’s website at www.askmenow.com. A copy of the Company's Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Corporate Secretary, AskMeNow, Inc., 26 Executive Park, Suite 250, Irvine, CA 92614.

Item 10.  Executive Compensation.

The following table shows information concerning all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer of the Company, who was the only named executive officer of the Company during the 2007 and 2006 fiscal years, for all services rendered by such officer to the Company and its subsidiaries in all capacities during the periods presented.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Other		Total ($)
Darryl Cohen Chief Executive Officer, Principal Financial Officer, and Chairman of the Board	2007	$231,201	(1)	—		—		—		$6,840	(2)	$238,041
	2006	$238,548	(3)	$200,000	(4)	$208,000	(5)	$1,719,000	(6)	$6,840	(2)	$2,372,388
(1)	Includes $72,917 of accrued but unpaid salary due the officer at December 31, 2007.
(2)	Represents auto allowance.
(3)	Includes $46,154 of accrued but unpaid salary due the officer at December 31, 2006.
(4)	The entire cash bonus amount of $200,000 was accrued but unpaid at December 31, 2006 and will be paid upon the completion of a significant financing.
(5)
The stock award represents 200,000 shares of common stock of the Company awarded in recognition of the Company entering into an agreement with Rogers Wireless. The dollar amount presented represents the fair value of such award on the date of grant, which share price was $1.04 on April 28, 2006.

(6)
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

Employment Agreements

On July 19, 2005, InfoByPhone, our wholly-owned subsidiary, entered into a three-year employment contract with Darryl Cohen as President and Chief Executive Officer. Mr. Cohen became CEO and Chairman of the Company in June 2005. Pursuant to the terms of his employment agreement, Mr. Cohen was compensated at the rate of $110,000 until April 28, 2006, when his salary was increased to $250,000 per annum. In addition, Mr. Cohen was granted options in July 2005 to purchase 200,000 shares of common stock at $.070 per share in accordance with the terms of his employment agreement. Pursuant to the agreement, Mr. Cohen also is entitled to an annual incentive bonus at each anniversary date of such agreement in an amount as determined by the Board.

Mr. Cohen’s salary was increased by the Board of Directors during the 2006 fiscal year to more appropriately reflect his responsibilities and performance. In addition, the Board of Directors granted Mr. Cohen options and an award of restricted shares, each as discussed below, in recognition of the achievement by Mr. Cohen of significant milestones during the 2006 fiscal year. Mr. Cohen also was awarded a $200,000 cash bonus in 2006. This bonus was fully accrued but unpaid as of December 31, 2007, and will be paid to Mr. Cohen upon the closing of a significant financing.

The Board of Directors determined, based on the Company’s financial condition during the 2007 fiscal year, not to increase Mr. Cohen’s salary further, and did not make any option or other equity grants to Mr. Cohen during that period. In July 2007, the Board of Directors did amend the exercise price of certain options granted to Mr. Cohen in September 2006; such amendment increased the exercise price from $0.50 to $0.59 per share and affected options to purchase an aggregate 2,000,000 shares of common stock.

For information on equity incentive awards granted to Mr. Cohen, including re-priced options, see the disclosure below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options outstanding as of December 31, 2007 for our Chief Executive Officer. There were no unvested stock awards or other equity incentive plan awards granted during, or outstanding at the end of, the 2007 fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Darryl Cohen	1,500,000	(1)	—	—	$0.50	12/22/16
	2,000,000	(2)	—	—	$0.59	9/20/16
	200,000	(3)	—	—	$0.70	7/20/15

(1)
The option award represents the award of 1,500,000 non-qualified stock options, all of which were vested at December 31, 2007. The options are exercisable for 10 years commencing December 22, 2006 with an exercise price of $0.50 per share.

(2)
The option award represents the award of 2,000,000 non-qualified stock options, all of which were vested at December 31, 2007. The options are exercisable for 10 years commencing September 20, 2006 with an exercise price of $0.59 per share. Such options were originally granted with an exercise price of $0.50 per share, which price was amended in July 2007.

(3)
The option award represents the award of an aggregate 200,000 non-qualified stock options, all of which were vested at December 31, 2007. The options are exercisable for 10 years commencing July 20, 2005, the date of the grant, at $0.70 per share.

2006 Employee Stock Incentive Plan

In August 2006, the 2006 Employee Stock Incentive Plan was approved and adopted by the Board of Directors, and subsequently amended in June 2007 (as amended, the “2006 Plan”). The 2006 Plan became effective upon the approval of the holders of the Company’s common stock at the Company’s annual stockholders meeting held on August 1, 2007. The 2006 Plan, which is administered by the Board, authorizes the issuance of a maximum of 10,000,000 shares of common stock. Awards under the plan may be in the form of stock options, stock appreciation rights or restricted stock, and may be granted to employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company. Options are granted at various times and vest over various periods. Stock options granted shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified stock options. Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted, and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2006 Plan is forfeited, terminates, expires unexercised, or lapses for any reason, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. Options to purchase an aggregate 1,981,000 shares of common stock had been granted under the 2006 Plan as of December 31, 2007.

2005 Management and Director Equity Incentive and Compensation Plan

Under the 2005 Management and Director Equity Incentive and Compensation Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options, performance shares and restricted stock to its officers, directors, other key employees and consultants to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods, and may be either incentive stock options or non-qualified stock options. If any award under the 2005 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2005 Plan will terminate on June 6, 2015. Options to purchase an aggregate 1,924,000 shares of common stock had been granted under the 2005 Plan as of December 31, 2007.

2007 Grants to Executive Officers and Directors

On May 17, 2007, the Board of Directors granted to each of Alan Smith and Sandro Sordi non-plan options to purchase 300,000 shares of common stock. These non-qualified stock options are exercisable for 10 years commencing on May 17, 2007 at $0.78 per share and vested immediately. The options were granted in consideration for the recipients’ services as members of the Board of Directors.

In July 2007, the Board of Directors amended options granted to Mr. Cohen to purchase 2,000,000 shares, Mr. Sordi to purchase 100,000 shares, and Mr. Smith to purchase 100,000 shares of common stock. The amendment provided for an increase in the exercise price of such options from $.50 to $.59 per share, the closing price of the common stock on the date of the grant. The options were originally granted in September 2006 with a term of ten years. All other terms of such options, as described below, remained the same.

2006 Grants to Executive Officers and Directors

On April 28, 2006, the Board of Directors granted to each of Alan Smith and Sandro Sordi non-plan, non-qualified options to purchase 100,000 shares of common stock. These non-qualified stock options, which were exercisable at $1.01 per share, were cancelled and replaced in September 2006. The replacement options are exercisable for 10 years commencing on September 20, 2006 at $.59 per share (as amended), with 50,000 shares vested immediately for prior services and an additional 50,000 shares vested as of March 20, 2007.

On April 28, 2006, the Board of Directors granted Darryl Cohen non-plan options to purchase an aggregate of 2,000,000 shares of common stock. He was also awarded 200,000 restricted shares of common stock in recognition of the Company entering into an agreement with Rogers Wireless. The 2,000,000 options, which were exercisable at $1.04 per share, were cancelled and replaced in September 2006. The replacement options are exercisable for 10 years commencing on September 20, 2006 at $.59 per share (as amended). One million shares subject to the options were fully vested upon grant, as they were granted in connection with the Company’s initial closing of its private placement with Arjent Ltd (f/k/a Vertical Capital Partners, Inc.). The second one million shares subject to the option, which were originally issued in connection with the proposed acquisition of Intelligate Ltd. and, upon the termination of the Intelligate transaction, were re-granted in consideration of the Company entering into a letter of intent to acquire an exclusive license from Expert System S.p.A, vested upon the execution of a definitive license with Expert System in November 2006.

On December 22, 2006, the Board of Directors also granted to each of Darryl Cohen, Alan Smith and Sandro Sordi non-plan options to purchase 1,500,000, 200,000 and 200,000 shares of common stock, respectively. These non-qualified options are exercisable for 10 years at $.50 per share, with 25% of each option vesting every three months starting March 31, 2007 until fully vested 12 months following the date of grant.

Retirement and Change of Control

Pursuant to the terms of his employment agreement, in the event Mr. Cohen’s employment is terminated for disability, death or without cause following a change of control, or in the event Mr. Cohen terminates his employment for good reason (as such terms are defined in the agreement), Mr. Cohen or his estate shall be entitled to severance of (a) 50% of his base salary for the previous calendar year, and (b) bonuses for such year. During the term of his employment agreement and for a period of 12 months following termination of his employment under the agreement or any renewal or extension thereof, Mr. Cohen has agreed not to engage in any business that is competitive with the Company’s current business or its business as conducted at any time during the term. During the term or, if he is terminated for cause, then for the balance of the term, and for the 24 month period thereafter, Mr. Cohen also has agreed not to directly or indirectly recruit, solicit or induce any diversion of employees or sales representatives from their relationships with the Company or retain or employ any such persons, or solicit clients or others with a business relationship with the Company to discontinue or reduce the extent of such relationships.

In May 2007, the Board of Directors determined that in the event of a change of control as defined in Mr. Cohen’s employment agreement, which definition was revised to include the issuance of 25% or more of the issued and outstanding shares of the Company to one or more persons acting together as a group (with certain exceptions), all options, warrants and restricted shares outstanding and not then vested held by Mr. Cohen would accelerate and become fully vested. In addition, Mr. Cohen would be granted a non-qualified option or warrant granting him the right to purchase that number of shares equal to the number of shares subject to all of his options and warrants outstanding as of May 17, 2007, such change of control options and warrants to be exercisable at the fair market value of the common stock at the time of the change of control. The Board of Directors also made available the change of control acceleration and grant provisions to Sandro Sordi, Alan Smith and a financial consultant to the Company. Each such individual is therefore entitled to the same benefits as described for Mr. Cohen in the event of a change of control transaction.

Director Compensation

The following table sets forth all compensation of the Company’s directors for the year ended December 31, 2007. Mr. Cohen, our CEO and Chairman of the Board of Directors, did not receive any compensation for his services as a director during the 2007 fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith	—	—	$232,500	(1)	—	—	—	$232,500
Sandro Sordi	—	—	$232,500	(1)	—	—	—	$232,500
(1)
The amount represents the award of 300,000 non-qualified stock options, all of which were vested at December 31, 2007. The dollar amount presented represents the aggregate fair value of such awards on the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 242%, risk-free interest rates of 4.68%, and expected lives of ten years.

During 2006, each director was granted an aggregate 300,000 non-qualified stock options, all of which were vested at December 31, 2007. These options were valued at $101,490, the aggregate fair value of such awards on the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219% to 229%, risk-free interest rates of 4.73% to 4.84%, and expected lives of ten years. For more information regarding the option grants made during 2006, see “2006 Grants to Executive Officers and Directors” above.

Each director was also granted 40,000 non-qualified stock options during the 2005 fiscal year, all of which were vested at December 31, 2007.

The Board of Directors received compensation commensurate with their responsibilities to the Company and the various board responsibilities of an early stage organization. Members of the Board of Directors do not receive fees or a retainer for their service on the Board, and do not receive fees for meetings attended or committee service.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding securities authorized for issuance under the Company’s equity plans, please see Item 5 “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” herein.

Persons and groups owning in excess of five percent of our common stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports or other information available to the Company, as of April 7, 2008 management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of our common stock.

The following table sets forth, as of April 7, 2008, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of our common stock, and certain information concerning the ownership of common stock (including directors’ qualifying shares) of each director, the Chief Executive Officer of the Company, and all executive officers and directors as a group. There were 58,915,400 shares of the Company’s common stock outstanding as of April 7, 2008.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Darryl Cohen	8,025,667	(2)	12.1%
Alan Smith	690,000	(3)	1.2%
Sandro Sordi	2,602,164	(4)	4.2%
Enable Group Partners, L.P.	20,000,000	(5)	25.3%
Dolphin Offshore Partners, L.P.	10,000,000	(6)	14.5%
Baruch Halpern Revocable Trust	8,522,621	(7)	13.3%
ClearView Investment Fund	6,863,965	(8)	10.7%
McMahan Securities Corp.	4,500,000	(9)	7.1%
Blue Sky Consultants, Ltd.	3,670,000	(10)	6.2%
Total number of shares owned by directors and executive officers as a group (3 persons)	11,317,831		16.4%

(1)
Except as otherwise noted in the footnotes to this table, each of the persons named in the table owns the shares listed as beneficially owned by such person directly and exercises sole voting and investment power over such shares. With respect to each such person or group, percentages are calculated based on the number of shares beneficially owned, including any securities that such person has the right to acquire within 60 days pursuant to the exercise of options, warrants, conversion privileges or other rights, but not the exercise of such options, warrants, conversion privileges or other rights by any other person. The mailing address of each director and executive officer is c/o AskMeNow, Inc., 26 Executive Park, Suite 250, Irvine, California 92614.

(2)
Of this amount, 825,667 shares are held in the name of “Darryl Cohen & Nini Cohen, TTEE, The Cohen Family Trust.” Also includes 7,200,000 shares of common stock issuable under currently exercisable options.

(3)	Includes 640,000 shares of common stock issuable under currently exercisable options.

(4)
Includes 2,140,000 shares of common stock issuable under currently exercisable options and 462,154 shares of common stock issuable under currently exercisable warrants. Mr. Sordi disclaims beneficial ownership of 733,334 shares of common stock beneficially owned by his wife.

(5)	Represents 20,000,000 shares of common stock issuable under currently exercisable warrants. The address of this owner is One Ferry Building, Suite 225, San Francisco, CA 94111.

(6)	Represents 10,000,000 shares of common stock issuable under currently exercisable warrants. The address of this owner is 129 E. 17th Street, New York, NY 10003.

(7)	Includes 5,072,000 shares of common stock issuable under currently exercisable warrants. The address of this owner is 9601 Collins Ave., Bal Harbour, FL 33154.

(8)	Includes 5,500,000 shares of common stock issuable under currently exercisable warrants. The address of this owner is 300 Barr Harbor Drive, Suite 220, Conshohecken, PA 19428.

(9)	Represents 4,500,000 shares of common stock issuable under currently exercisable warrants. The address of this owner is 500 West Putnam Ave., Greenwich, CT 00830.

(10)	Includes 670,000 shares of common stock issuable under currently exercisable warrants. The address of this owner is 76 Dean Street, PO Box 1117, Belize City, Belize.

Series A Preferred Stock

The following table sets forth, as of April 7, 2008, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of our Series A preferred stock. No director or executive officer owns any shares of such stock. As of April 7, 2008, the Company had outstanding 22,458 shares of Series A preferred stock.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Trevor Hanness	11,244	(2)	50.1%
Stephen Pycroft	5,622	(3)	25.0%
Andrew Dewar	5,592	(4)	24.9%
Total number of shares owned by directors and executive officers as a group (3 persons)	0		0%

(1)
Except as otherwise noted in the footnotes to this table, each of the persons named in the table above owns directly and has sole voting and investment power with respect to the shares set forth opposite each such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including any securities that such person or group has the right to acquire within 60 days pursuant to the exercise of options, warrants, conversion privileges or other rights, but not the exercise of options, warrants, conversion privileges or other rights by any other person or group.

(2)
Does not include warrants to purchase 100,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 495.96 shares of Series A preferred stock. The address of this beneficial owner is 179 Elmbridge Avenue, Surbiton, Surry, KT5 9HG, United Kingdom.

(3)
Does not include warrants to purchase 50,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 247.98 shares of Series A preferred stock. The address of this beneficial owner is Coppers, 80 Ledborough Lane, Beaconsfield, Bucks, HP9 2DG, United Kingdom.

(4)
Does not include warrants to purchase 500,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 246.65 shares of Series A preferred stock. The address of this beneficial owner is c/o Dewar Brothers Ltd, Cleucch Mill, Lower Mill Street, Tillicoultry, FK13 6BP, United Kingdom.

Series B Preferred Stock

The following table sets forth, as of April 7, 2008, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of our Series B preferred stock. No director or executive officer owns any shares of such stock. As of April 7, 2008, the Company had outstanding 264,279 shares of Series B preferred stock.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
M.J. Jordan Ltd.	26,623	(2)	10.1%
Ian Taylor	22,258	(3)	8.4%
Fidecs Trust Company Limited	22,258	(4)	8.4%
Andrew Stewart	16,161	(5)	6.1%
Cantraviento Capital Inversion SA	15,908	(6)	6.0%
Total number of shares owned by directors and executive officers as a group (3 persons)	0		0%

(1)
Except as otherwise noted in the footnotes to this table, each of the persons named in the table above owns directly and has sole voting and investment power with respect to the shares set forth opposite each such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including any securities that such person or group has the right to acquire within 60 days pursuant to the exercise of options, warrants, conversion privileges or other rights, but not the exercise of options, warrants, conversion privileges or other rights by any other person or group.

(2)	Does not include warrants to purchase 500,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 1,174.34 shares of Series B preferred stock.

(3)
Does not include warrants to purchase 400,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 981.77 shares of Series B preferred stock. The address of this owner is No. 9 The Coppice, Bexley, DA5 2EA, United Kingdom.

(4)
Does not include warrants to purchase 400,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 981.77 shares of Series B preferred stock. The address of this owner is P.O. Box 575, Montague Pavilion, 8-10 Queensway, Gibraltar.

(5)
Does not include warrants to purchase 300,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 713.31 shares of Series B preferred stock. The address of this owner is Hertfordshire Lodge, Coleshill Lane, Near Amersham, Bucks, HP7 0PD, United Kingdom.

(6)
Does not include warrants to purchase 300,000 shares of common stock or accumulated but unpaid dividends accrued and payable as of December 31, 2007 of 701.71 shares of Series B preferred stock. The address of this owner is Vanterpool Plaza 2nd Floor, Wickens Cay Road Town, Tortola, British Virgin Islands.

Changes in Control

As a result of the Company’s offering of Series D preferred stock, certain anti-dilution provisions were triggered under the warrants issued by the Company in its Bridge I senior promissory note financing. Specifically, because the Company issued warrants in the Series D preferred stock financing with an exercise price that was lower than the Bridge I financing pricing, participants in the Bridge I financing were entitled to receive five times the number of warrants originally issued at an adjusted price of $0.10 per share.

In the event certain recipients of such warrants were to exercise such warrants and purchase the underlying shares of common stock of the Company, a change of control could occur. Speficially, as noted in the table above, Enable Group Partners, L.P. could purchase up to 20 million shares of common stock and as a result own over 25% of the outstanding shares of common stock as of April 7, 2008. Dolphin Offshore Partners, L.P., the Baruch Halpern Revocable Trust and ClearView Investment Fund could each also purchase over 10% of the issued and outstanding shares.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Except as set forth under Item 10 “Executive Compensation” above, which includes information regarding compensation of our executive officers and directors (including equity incentive compensation), and as set forth in this Item 12, since January 1, 2007 there were no transactions or proposed transactions involving or between the Company and its directors, executive officers, five percent or greater stockholders, or any immediate family member of any of the foregoing, nor did any such related person have any direct or indirect material interest in any such transaction or proposed transaction.

Related Person Transactions

Darryl Cohen

On March 1, 2006, Darryl Cohen, our CEO and Chairman, loaned $105,000 to the Company in the form of a bridge loan. Such loan was completed on March 8, 2006 and was evidenced by a 16% secured promissory note due on the earliest to occur of a financing of $1 million in debt, equity or other infusion of capital or June 30, 2006. During the 2006 fiscal year, the Company repaid principal and interest of $102,376 and $7,624, respectively. The principal balance outstanding at December 31, 2006 was $2,624, which was paid along with all accrued and unpaid interest in full in May 2007.

Sandro Sordi

In January 2006, Sandro Sordi, a director of the Company, loaned $100,000 to the Company. The loan is evidenced by a 10% subordinated promissory note originally due 60 days from the date of issuance. In connection with the loan, the Company issued to Mr. Sordi warrants to purchase 10,000 shares of common stock at $2.00 per share through January 31, 2011. As of December 31, 2006, the entire amount of the note remained outstanding and the note was in default.  On June 11, 2007, the Company issued Mr. Sordi warrants to purchase 452,164 shares of common stock exercisable for five years at $0.50 per share in consideration of his agreement to extend the maturity date of his bridge loan (including payment of accrued and unpaid interest) until the Company closes its next round of permanent equity funding.

Family Members of Executive Officers and Directors

The Company has granted to Grant Cohen, who is employed as Director of Interactive Media and who is the son of Darryl Cohen, the Company’s CEO and Chairman, options to purchase an aggregate 1,350,000 shares of common stock as follows: (a) 300,000 were granted pursuant to the terms of Mr. Cohen’s employment agreement with the Company on October 16, 2006, at $0.50 per share, vesting 150,000 immediately and 50,000 at the end of each subsequent 90-day period of employment (excluding the 90-day period that coincided with Mr. Cohen’s one-year renewable employment term), (b) 350,000 were granted on January 16, 2007, at $0.61 per share, vesting 175,000 on the date that is 90 days after the date of grant and 175,000 on the date that is 180 days after the date of grant, and (c) 700,000 were granted in connection with an amendment to Mr. Cohen’s employment agreement, 500,000 of which were granted at $0.80 per share and vested when the Company entered into an agreement with the Wikimedia Foundation on May 25, 2007, and 200,000 of which were granted on May 17, 2007, at $.75 per share, of which 50,000 vest in the sole discretion of the CEO each time (up to four times) (1) a material contract is executed between the Company and a licensed third-party content provider, or (2) an “Enterprise Contract” (as defined in the employment agreement, as amended) is executed. These are in addition to options granted to Mr. Cohen on June 7, 2005 to purchase 175,000 shares of common stock at $0.69 per share. Of the shares subject to the option, 25,000 vested immediately upon grant and 50,000 vested at the end of each subsequent 90-day period of employment.

The Company has granted to Daniel Smith, who was employed as Director of Revenue and Content and who is the son of Alan Smith, a former director of the Company, options to purchase an aggregate 1,350,000 shares of common stock as follows: (a) 300,000 were granted pursuant to the terms of Mr. Smith’s employment agreement with the Company on October 16, 2006, at $0.50 per share, vesting 150,000 immediately and 50,000 at the end of each subsequent 90-day period of employment (excluding the 90-day period that coincided with Mr. Smith’s one-year renewable employment term), (b) 350,000 were granted on January 16, 2007, at $0.61 per share, vesting 175,000 on the date that is 90 days after the date of grant and 175,000 on the date that is 180 days after the date of grant, and (c) 700,000 were granted in connection with an amendment to Mr. Smith’s employment agreement, 500,000 of which were granted at $0.80 per share and vested when the Company entered into an agreement with the Wikimedia Foundation on May 25, 2007, and 200,000 of which were granted on May 17, 2007, at $0.75 per share, of which 50,000 vest in the sole discretion of the CEO each time (up to four times) (1) a material contract is executed between the Company and a licensed third-party content provider, or (2) an “Enterprise Contract” (as defined in the employment agreement, as amended) is executed. These are in addition to options granted to Mr. Smith on June 7, 2005 to purchase 200,000 shares of common stock at $0.69 per share. Of the shares subject to the option, 50,000 vested immediately upon grant and 50,000 vested at the end of each subsequent 90-day period of employment. Daniel Smith resigned from his position with the Company in January 2008.

The Company also has granted to Mark Cohen, who is employed as Vice President of Operations and who is the brother of Darryl Cohen, the Company’s CEO and Chairman, options to purchase an aggregate 550,000 shares of common stock as follows: (a) 300,000 were granted pursuant to the terms of Mr. Cohen’s employment agreement with the Company on October 16, 2006, at $0.50 per share, vesting 150,000 immediately and 50,000 at the end of each subsequent 90-day period of employment (excluding the 90-day period that coincided with Mr. Cohen’s one-year renewable employment term), and (b) 250,000 were granted on January 16, 2007, at $0.61 per share, vesting 125,000 on the date that is 90 days after the date of grant and 125,000 on the date that is 180 days after the date of grant. These are in addition to options granted to Mr. Cohen on June 7, 2005 to purchase 200,000 shares of common stock at $0.69 per share. Of the shares subject to the option, 50,000 vested immediately upon grant and 50,000 vested at the end of each subsequent 90-day period of employment.

Halpern Capital, Inc. and Related Entities

Halpern Capital, Inc. assisted the Company with its Bridge I financing.  As consideration for acting as the placement agent in such financing, the Company issued warrants to purchase an aggregate 3,600,000 shares of common stock, of which 1,814,400 were issued to the Baruch Halpern Revocable Trust.  Baruch Halpern is a principal of Halpern Capital and trustee of the trust.  An additional 7,257,600 warrants were issued to the Baruch Halpern Revocable Trust (for a total of 9,072,000 warrants) as a result of the triggering of the anti-dilution provisions in the Bridge I financing warrants following the Company’s Series D preferred stock financing.  The Baruch Halpern Revocable Trust also participated in the Bridge I financing.  It was originally issued 400,000 warrants in connection with its $100,000 investment and received an additional 1,600,000 warrants as a result of the anti-dilution adjustment.  The trust exercised an aggregate 6,000,000 warrants on a cashless basis and was issued an aggregate 3,385,621 shares by the Company in 2008; the trust is now a greater-than-five percent holder of the Company’s common stock.

In February 2007, the Company entered into a financial advisory agreement for 12 months with Halpern Capital. In the event that Halpern Capital successfully completed a securities offering with at least $25 million in gross proceeds, the Company agreed to purchase additional financial services from Halpern for a minimum of 12 months at a rate of $20,000 per month. This agreement expired in February 2008.  During the 2007 fiscal year, the Company paid Halpern Capital $40,000 under the financial advisory agreement.

Arjent Ltd. (formerly Vertical Capital Partners, Inc.)

Beginning April 2006 and ending February 2007, the Company engaged Arjent Ltd. (formerly Vertical Capital Partners, Inc.) as financial advisor to assist with its offering of the Series A and Series B preferred stock. In consideration for its services, the Company paid Arjent sales commissions totaling $707,000 and reimbursed $162,000 for expenses, and issued to Arjent an aggregate 1,200,000 shares of common stock and warrants to purchase another 1,000,000 shares. Arjent also assisted the Company with the Reverse Merger with InfoByPhone in June 2005, for which it was issued 500,000 shares of common stock, and a $3.2 million private placement of the Company’s common stock immediately following the Reverse Merger, for which the Company paid Arjent sales commissions totaling $320,000, expenses totaling $102,000 and issued the advisor 1,066,710 shares of common stock. Arjent also participated in a bridge financing for the Company in the first quarter of 2006 and loaned the Company $100,000 in such financing on the same terms noted above for Mr. Cohen. Arjent was a greater-than-five-percent stockholder of the Company.

Director Independence

For information on the compensation received by our directors of the Company during the 2007 fiscal year, and the beneficial ownership of equity securities of the Company of such individuals, see Items 10 and 11 above. For information on our Board of Directors and director independence, please see Item 9 above.

Item 13.  Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Certificate of Incorporation of AskMeNow, Inc.	Exhibit 3.1 to the Current Report on Form 8-K as filed on September 12, 2007.

3.2	Certificate of Designations, Preferences, Privileges, Powers and Rights of Series D Convertible Preferred Stock.	Filed herewith.

3.3	By-laws.	Exhibit 3(ii) to the Registration Statement on Form S-1 (File No. 333-95927), as originally filed on February 1, 2000.

4.1	Subscription Documents for common stock offering in maximum amount of $2,000,000.	Exhibit 99.1 to Current Report on Form 8-K/A, as filed on July 11, 2005.

4.2	Form of 10% Subordinated Promissory Note, dated January 17, 2006 (one of two identical notes each in the principal amount of $250,000).	Exhibit 4.1 to Current Report on Form 8-K, as filed on January 31, 2006.

4.3	Form of Common Stock Purchase Warrant, with issue date of January 17, 2006 (one of two identical warrants each to purchase 25,000 shares).	Exhibit 4.2 to Current Report on Form 8-K, as filed on January 31, 2006.

4.4	Form of Secured Promissory Note, dated March 1, 2006 (one of two identical notes except for names each in the amount of $100,000).	Exhibit 4.1 to Current Report on Form 8-K, as filed on March 8, 2006.

4.5	Form of Affidavit for Judgment by Confession, dated March 1, 2006 (one of two identical affidavits, except for names).	Exhibit 4.2 to Current Report on Form 8-K, as filed on March 8, 2006.

4.6	Note Purchase and Warrant Agreement for Bridge I 12% Senior Promissory Note Offering.	Exhibit 4.1 to the Current Report on Form 8-K as filed on April 30, 2007.

4.7	Form of Bridge I 12% Senior Promissory Note.	Exhibit 4.2 to the Current Report on Form 8-K as filed on April 30, 2007.

4.8	Form of Common Stock Purchase Warrant issued in Bridge I 12% Senior Promissory Note Offering.	Exhibit 4.3 to the Current Report on Form 8-K as filed on April 30, 2007.

4.9	Form of Registration Rights Agreement for Bridge I 12% Senior Promissory Note Offering.	Exhibit 4.4 to the Current Report on Form 8-K as filed on April 30, 2007.

4.10	Form of Bridge II 12% Junior Promissory Note and Warrant.	Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 as filed on November 16, 2007.

4.11	Bridge II 12% Junior Convertible Promissory Note.	Exhibit 10.1 to the Current Report on Form 8-K as filed on September 12, 2007.

4.12	Form of Common Stock Purchase Warrant issued in Bridge II Junior Convertible Promissory Note Offering.	Exhibit 10.2 to the Current Report on Form 8-K as filed on September 12, 2007.

4.13	Form of Series D Convertible Preferred Stock subscription agreement.	Filed herewith.

4.14	Form of Common Stock Purchase Warrant issuable in Series D Convertible Preferred Stock offering.	Filed herewith.

10.1	Securities Exchange Agreement and Plan of Reorganization, dated as of April 14, 2005, by and among the Company, InfoByPhone, Inc. and certain stockholders of InfoByPhone, Inc.	Exhibit 10.1 to the Current Report on Form 8-K, as filed on June 9, 2005.

10.2	Assignment and Assumption of Liabilities Agreement dated as of May 23, 2005, by and among Ocean West Enterprises, Inc., the Company, and Consumer Direct of America.	Exhibit 10.1 to the Current Report on Form 8-K, as filed on August 11, 2005.

10.3	InfoByPhone, LLC Ohio Lease.	Exhibit 10.2 to Registration Statement on Form SB-2, as filed on September 14, 2005 (File No. 333-128314).

10.4	Lease Agreement, dated on or around August 30, 2005, by and between AskMeNow, Inc. and Eastern Telecommunications Phils., Inc.	Exhibit 10.3 to Registration Statement on Form SB-2, as filed on September 14, 2005 (File No. 333-128314).

10.5	Web Linking Agreement - BlackBerry MDS Studio, made as of September 22, 2005, between Research In Motion Limited and InfoByPhone, Inc.	Exhibit 10.1 to the Current Report on Form 8-K, as filed on October 7, 2005.

10.6	Office Space Lease Between The Irvine Company and the Company for Irvine, CA office space.	Exhibit 10.6 to the Annual Report on Form 10-KSB/A for the 2006 fiscal year, as originally filed on April 17, 2007 (the “2006 Annual Report”).

10.7+	Amended and Restated Employment Agreement, dated as of July 19, 2005, by and between Darryl Cohen and InfoByPhone, Inc.	Exhibit 10.7 to the 2006 Annual Report.

10.8	Stock Purchase Agreement, entered into as of December 30, 2005, between the Company and Container/ITW, Inc.	Exhibit 10.1 to the Current Report on Form 8-K, as filed on January 3, 2006.

10.9	Wireless Application Distribution Agreement, entered into as of March 31, 2006, by and between InfoByPhone, Inc. and Rogers Wireless Partnership.	Exhibit 10.1 to the Current Report on Form 8-K, as filed on April 7, 2006.

10.10	Services Agreement, dated June 1, 2006, between the Company and Mobile ESPN LLC.	Exhibit 10.1 to the Current Report on Form 8-K, as filed on June 20, 2006.

10.11	Letter Agreement, dated August 1, 2006, between the Company, BK Financial Services, LLC and Meyer Capital Corporation.	Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed on November 20, 2006 (the “Q3 2006 10-QSB”).

10.12	Consulting Agreement, made as of August 4, 2006, by and between the Company and CJB Group, Inc.	Exhibit 10.2 to the Q3 2006 10-QSB.

10.13	Warrant Agreement to purchase 200,000 shares, dated July 26, 2006, by and between the Company and Phillips Nizer LLP.	Exhibit 10.3 to the Q3 2006 10-QSB.

10.14*	Software License and Services Agreement, dated November 2, 2006, between Expert System S.p.A. and InfoByPhone, Inc.	Exhibit 10.1 to Current Report on Form 8-K, as filed on November 8, 2006.

10.15	Service Agreement, dated January 10, 2007, by and between Material Events LLC and the Company.	Exhibit 10.1 to the Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2007 as filed on May 15, 2007.

10.16	Consulting Agreement, dated January 29, 2007, by and between the Company and Dennis Bergquist.	Exhibit 10.1 to the Current Report on Form 8-K as filed on February 2, 2007.

10.17	Agreement, made May 25, 2007, by and between the Company and Wikimedia Foundation, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007 as filed on August 15, 2007.

10.18	Agreement of Investor Representative effective October 8, 2007.	Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 as filed on November 16, 2007.

10.19	Common Stock Purchase Warrant to purchase 100,000 shares of common stock issued to Michael Brown, dated July 31, 2007.	Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 as filed on November 16, 2007.

10.20	Common Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Phillips Nizer LLP, dated September 11, 2007.	Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 as filed on November 16, 2007.

10.21	Services Agreement, dated October 18, 2007, by and between Ask Frank Limited and the Company.	Filed herewith.

10.22	Financial Consulting Agreement, made as of January 9, 2008, by and between the Company and Blue Sky Consultants, Ltd.	Filed herewith.

10.23	Wireless Content Distribution Agreement, dated February 4, 2008, by and between InfoByPhone, Inc. and Bell Mobility, Inc.	Filed herewith.

10.24+	2006 Employee Stock Incentive Plan, as amended.	Appendix E to Definitive Proxy Statement, as filed on July 6, 2007.

10.25+	2005 Management and Director Equity Incentive and Compensation Plan.	Filed herewith.

21	Subsidiaries.	Filed herewith.

31.1	Certificate of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Confidential treatment has been requested for certain portions of this document.
+ Denotes management contract or compensatory plan, contract or arrangement.

ITEM 14. Principal Accountant Fees and Services

Webb & Company, P.A. was the Company's independent auditor and examined the financial statements of the Company for the fiscal years ending December 31, 2007 and 2006.

Audit Fees

The aggregate fees billed by Webb & Company for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company’s quarterly reports or services that are normally provided by the firm in connection with statutory and regulatory filings or engagements during fiscal 2007 and 2006 were $48,694 and $60,712, respectively.

Audit Related Fees

No fees were billed by Webb & Company for either of the fiscal years ended December 31, 2007 or 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

No fees were billed by Webb & Company for professional services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2007 and 2006.

All Other Fees

No fees were billed by Webb & Company for products or services during the fiscal years ended December 31, 2007 and 2006 other than as disclosed above.

Pre-Approval Policies

It is the policy of the Audit Committee to pre-approve the audit and permissible non-audit services performed by the Company’s registered independent public accountants in order to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact. In fiscal 2007, the Audit Committee did not pre-approve any audit of permissible non-audit services due to an administrative oversight; the Audit Committee intends to properly approve all such services in the future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AskMeNow, Inc.

By:	/s/ Darryl Cohen	April 15, 2008
Darryl Cohen, Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Darryl Cohen	April 15, 2008
Darryl Cohen, Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer and Principal Financial)

By:	/s/ Sandro Sordi	April 15, 2008
Sandro Sordi, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
AskMeNow, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AskMeNow, Inc. and subsidiaries (formerly Ocean West Holding Corporation and subsidiaries) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AskMeNow, Inc. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $20,435,664, a working capital deficiency of $5,060,396, net cash used in operations of $3,955,725 as of December 31, 2007, and was in default on $3,000,000 in notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 14, 2008

PART I. - FINANCIAL INFORMATION

Item 1. Financial

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$-	$61,279
Accounts receivable, net	16,314	13,860
Prepaid expenses and other current assets	448,484	79,151
Total Currents Assets	464,798	154,290

Property and Equipment, net	129,994	188,974

OTHER ASSETS
License, net of $150,000 provision at December 31, 2007	-	150,000
Other assets	50,318	47,496

TOTAL ASSETS	$645,110	$540,760

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$1,873	$-
Accounts payable	1,340,074	1,099,937
Accrued expenses	933,247	326,797
Deferred revenue	20,000	-
Notes payable	3,130,000	-
Notes payable - related party	100,000	102,624
Deferred Tax Liability	14,673	16,786
Total Current Liabilities	5,539,867	1,546,144

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000,000 shares authorized at December 31, 2007 and December 31, 2006
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized,
$10 face value, 22,458 and 362,500 shares issued and outstanding	200,000	3,625,000
at December 31, 2007 and 2006, respectively
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized,
$10 face value, 295,933 and 235,500 shares issued and outstanding	2,289,261	2,355,000
at December 31, 2007 and 2006, respectively
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized,
zero and 400,000 shares issued and outstanding	-	4,000
at December 31, 2007 and 2006, respectively
Common stock, $0.01 par value, 300,000,000 shares authorized, 42,134,887 and 28,994,887
shares issued and outstanding at December 31, 2007 and 2006, respectively	421,350	289,950
Additional paid-in-capital	34,808,728	14,907,308
Foreign currency translation	10,135	1,925
Accumulated deficit	(42,624,231)	(22,188,567)
Total Stockholders' Equity (Deficit)	(4,894,757)	(1,005,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$645,110	$540,760

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006
REVENUE
Revenue from mobile services	$54,536	$27,846
	54,536	27,846
COSTS AND OPERATING EXPENSES
Cost of revenue	1,154,945	1,679,307
Research and development	72,693	222,005
General and administrative	2,193,107	2,906,843
Professional fees	1,467,418	2,622,590
Salaries and compensation	4,595,005	3,947,217
Total Operating Expenses	9,483,168	11,377,962

Net Loss from Operations	(9,428,632)	(11,350,116)

OTHER INCOME (EXPENSE)
Financing costs	(5,017,598)	-
Derivative expense	-	(1,004,571)
Interest expense	(5,989,434)	(206,483)
Total other expense	(11,007,032)	(1,211,054)

Net loss before income taxes	(20,435,664)	(12,561,170)
Income taxes	-	(12,832)

Net loss	(20,435,664)	(12,574,002)
Preferred stock dividends	(525,895)	(322,314)

Net loss applicable to common shareholders	(20,961,559)	(12,896,316)

Basis and diluted net loss per common share	$(0.58)	$(0.47)

Basic and diluted weighted average number of
common shares outstanding	36,180,380	27,228,935

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss from continuing operations	$(20,435,664)	$(12,574,002)
.
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	88,771	76,539
Amortization of deferred compensation	-	235,473
Amortization of note payable discount	3,130,000	68,400
Amortization of debt offering costs	2,202,972	-
Subscription receivable	1,400	6,488
Impairment of license fee	150,000	-
Increase in fair value derivative liability	-	1,004,571
Stock, warrants and options issued for services	4,629,504	4,521,800
Stock issued to officer for services	-	208,000
Warrants issued for financing fees	337,465	108,622
Warrants issued for preferred shareholder's wavier	5,017,598	-
Changes in assets and liabilities
Accounts receivable	(2,454)	(13,860)
Prepaid expenses	49,809	(31,560)
Deposits	10,400	(13,596)
Accounts payable	240,137	902,569
Accrued expenses	606,450	242,719
Deferred revenue	20,000	-
Deferred taxes	(2,113)	16,787
Net Cash Used In Operating Activities	(3,955,725)	(5,241,050)

INVESTING ACTIVITIES
Purchase of intangibles	(10,000)	(150,000)
Purchase of equipment	(29,013)	(20,036)
Net Cash Used In Investing Activities	(39,013)	(170,036)

FINANCING ACTIVITIES
Cash overdraft	1,873	-
Proceeds from notes payable	3,300,000	721,500
Proceeds from notes payable - related party	-	205,000
Net proceeds from issuance of common stock	-	-
Net proceeds from issuance of preferred stock	626,000	5,209,796
Repayment of notes payable	(2,624)	(823,876)
Net Cash Provided By Financing Activities	3,925,249	5,312,420

EXCHANGE RATE GAIN	8,210	323

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,279)	(98,343)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,279	159,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$61,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest	$243	$84,246

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$8,267,246	$692,375
Reclassification of contracts from equity to liability	$-	$2,581,817

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capitial	Compensation	Income	Deficit	Total
January 1, 2006	-	$-	25,966,612	$259,667	$9,793,915	$(235,473)	$1,602	$(9,614,565)	$205,146

Net Loss								(12,574,002)	(12,574,002)
Other comprehensive income							323		323
Total comprehensive loss									(12,573,679)
Amortization of warrants						235,473			235,473
2005 equity incentive stock option plan					1,902,440				1,902,440
2006 employee stock incentive plan					551,083				551,083
Series A preferred stock issued	362,500	3,625,000							3,625,000
Series B preferred stock issued for cash	235,500	2,355,000							2,355,000
Series C preferred stock issued for services	400,000	4,000			1,196,000				1,200,000
Shares issued for services			297,900	2,979	185,296				188,275
Shares issued to officer for services			200,000	2,000	206,000				208,000
Shares issued to placement agent for fees			1,060,000	10,600					10,600
Shares issued for financial advisory fees			1,000,000	10,000	290,000				300,000
Shares issued to common holders for lockup			470,375	4,704	366,892				371,596
Placement agent fees					(770,204)				(770,204)
Fair market derivative liability adjustment					1,004,571				1,004,571
Placement agent shares value correction					(54,112)				(54,112)
Warrants issued for financing fees					108,622				108,622
Warrants issued for consulting fees					126,805				126,805
December 31, 2006	998,000	$5,984,000	28,994,887	$289,950	$14,907,308	$-	$1,925	$(22,188,567)	$(1,005,384)

Net Loss								(20,435,664)	(20,435,664)
Other comprehensive income							8,210		8,210
Total comprehensive loss									(20,427,454)
Non-qualified stock options issued					3,680,838				3,680,838
2005 equity incentive stock option plan					24,410				24,410
2006 employee stock incentive plan					376,103				376,103
Conversion of Series C preferred to common	(400,000)	(4,000)	4,000,000	40,000	(36,000)				-
Series B preferred stock issued for cash	72,500	725,000							725,000
Series A & B preferred stock dividend declaration	69,465								-
Conversion of Series B preferred to common	(415,250)	(4,152,500)	8,305,000	83,050	4,069,450				-
Series A & B preferred stock dividend abandonment	(6,324)	(63,239)			63,239				-
Shares issued for services			695,000	6,950	461,450				468,400
Shares issued to placement agent for fees			140,000	1,400	(1,400)				-
Warrants issued to placement agent for fees					2,202,972				2,202,972
Warrants issued for services					502,895				502,895
Placement agent fees					(99,000)				(99,000)
Warrants issued to related party note holder for note extension					337,465				337,465
Placement agent shares value correction					1,400				1,400
Amortization of debt discount on Bridge notes payable					3,300,000				3,300,000
Warrants issued to Series A & B preferred
holders for a wavier related to financings					5,017,598				5,017,598

December 31, 2007	318,391	$2,489,261	42,134,887	$421,350	$34,808,728	$-	$10,135	$(42,624,231)	$(4,894,757)

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

(A) Basis of Presentation and Organization

AskMeNow, Inc., formerly Ocean West Holding Corporation (the “Company”), was incorporated in Delaware in August 2000, and is a holding company and the parent company of InfoByPhone, Inc. (“InfoByPhone”). InfoByPhone provides information services and content through its AskMeNow™ service to mobile devices. This service allows mobile users to ask questions and receive answers through text messaging/SMS and email. InfoByPhone was formed as a Delaware corporation in June 2004 and was acquired by the Company pursuant to the reverse merger transaction discussed below. The Company also has a foreign wholly-owned subsidiary, AskMeNow, Inc., a Philippines corporation formed in August 2005.

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

The Company has incurred significant operating losses since its inception. As reflected in the accompanying financial statements, the Company had a net loss of $20,435,664, a working capital deficiency of $5,060,396, and net cash used in operations of $3,955,725 as of December 31, 2007 and was in default on $3,000,000 in notes payable. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products and services; the Company estimates that it may require up to $200,000 per month through 2008 to market such products and services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon the Company securing substantial additional financing. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to cease operations.

During 2007, the Company received net proceeds of $626,000 through the private sale of unregistered, convertible preferred stock. In addition, the Company raised $3,300,000 through the issuance of notes payable to investors, $3,000,000 of which is currently due and payable. Due to the Company’s current cash position, the Company is unable to pay any of the principal or accrued and unpaid interest on such notes and is in default pursuant to the terms of such notes. Management continues its effort to secure additional funding. The Company’s continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2007 and 2006 include the Company and its wholly-owned subsidiaries InfoByPhone, Inc. and AskMeNow, Inc., a Philippines corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

 (C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and 2006, there were no cash equivalents.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable and loans payable, approximate fair value due to the relatively short period to maturity for these instruments.

(E) Concentrations of Risk

During fiscal 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of December 31, 2007 and 2006, 16% and 39% of the Company’s assets were located in the Philippines, respectively.

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2007 and 2006, the Company had no amounts in excess of FDIC insurance limits. At December 31, 2007 and 2006, the Company had total cash of $2,662 and $18,262, respectively, in banks located in the Philippines.

During 2007 and 2006, one customer accounted for 63% and 49%, respectively, of the Company’s sales.

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

(H) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of computer equipment is five years, the estimated useful life of office furniture is seven years and the estimated useful life of leasehold improvements is the term of the lease or the useful life of the improvement, whichever is shorter.

(I) Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2007 and 2006 were $3,700 and $42,700, respectively.

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

(K) Other Comprehensive Income

The Company uses SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information in its consolidated statements of changes in stockholders’ equity (deficit). Comprehensive income is comprised of a gain on foreign currency translation of the Company’s Philippines subsidiary.

(L) Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity (deficit) as other comprehensive income (loss). As of December 31, 2007 and 2006, the translation adjustments were $10,135 and $1,925, respectively.

(M) Loss Per Share

The Company applies SFAS No. 128, “Earnings per Share” in calculating basic and diluted loss per share. Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. In computing diluted loss per share, stock options and similar instruments that are dilutive are included in the calculation. Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive number of common shares issuable upon conversion or exercise of outstanding convertible preferred stock, warrants and stock options at December 31, 2007 and 2006 was 61,562,788 and 35,229,013 shares, respectively.

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

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date are recognized as the requisite service is rendered on or after such effective date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R). EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

(P) Research and Development

Research and development expenses include payroll, employee benefits and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material and, accordingly, all research and development costs are expensed when incurred.

(Q) Derivative Liabilities

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, as applicable. The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity. If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that such contract was classified as an asset or a liability are not reversed but instead are accounted for as an adjustment to equity.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	December 31, 2007	December 31, 2006

Computer equipment	$171,809	$157,343
Office furniture and equipment	96,705	87,224
Leasehold improvements	10,423	26,184
Less accumulated depreciation	(148,943)	(81,777)
	$129,994	$188,974

Depreciation expense for the years ended December 31, 2007 and 2006 was $87,993 and $76,539, respectively.

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

The Company had previously signed a letter of intent on August 22, 2006 with Expert System that summarized the scope of the proposed agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid Expert System $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in 12 monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for 12 months. Subsequent to completion of the 12 month start-up phase, Expert System will receive a percentage of the net revenue through the seventh anniversary date of the conclusion of the start-up phase. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. The database integration fees paid as of December 31, 2007 and 2006 were $124,500 and $39,000, respectively, and the fees were recorded as cost of revenue expense. As of December 31, 2007, the Company has recorded a loss provision for the entire $150,000 payment as the installation of the first database required remained incomplete. The Company and Expert System are currently in discussions regarding the completion of the database installation and revisions to the current license agreement.

NOTE 5. DERIVATIVE LIABILITY

On August 10, 2006, the Company had issued 522,500 shares of common stock which caused an insufficient number of authorized shares to be available for existing contract commitments. Accordingly, on August 10, 2006, the Company was not able to assert that it had a sufficient number of authorized but unissued shares available to satisfy its obligations under outstanding options and warrant agreements. Therefore, the Company accounted for all of its outstanding options and warrants as derivative contracts and recorded a corresponding liability based on the fair value of such derivatives at the measurement dates.

On December 18, 2006, the Company’s Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective, thereby increasing the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000 shares. The increase in authorized shares provided the Company sufficient authorized and unissued shares to settle any outstanding agreements for common shares. A net loss of $1,004,571 was recorded upon the re-calculation of the fair value of the outstanding warrants and embedded conversion features on December 18, 2006 when the Company was able to assert that it had adequate authorized shares. The derivative liability was zero at December 31, 2006 and December 31, 2007.

The Company computed the fair value of the outstanding freestanding warrants and embedded conversion features at their measurement date using the Black Scholes valuation model with the following assumptions:

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

NOTE 6. PROMISSORY NOTES

Notes payable at December 31, 2007 consist of the following:

	December 31, 2007	December 31, 2006
Bridge I 12% senior promissory notes	$3,000,000	$—
Bridge II 12% junior promissory notes, net of $170,000 discount	130,000	—
Total	$3,130,000	$—

Bridge I 12% Senior Promissory Notes

Beginning in February 2007, the Company began an offering of up to $3,000,000 in senior promissory notes to accredited investors (the “Bridge I” offering), which Bridge I offering was fully subscribed and closed on May 10, 2007. The notes bear interest at 12% per annum and are payable 90 days after the date of issuance unless extended by the Company for up to an additional 90 days. The Company elected to extend the maturity date for the additional 90 days in accordance with the extension option, and as a result the notes’ interest rate increased to 14% per annum from original maturity until payment in full. As part of the Bridge I offering, the Company was obligated to issue warrants to purchase four shares of common stock for every $1.00 principal amount of notes issued. An aggregate 12,000,000 warrants to purchase common stock at $0.50 per share with a term of five years were issued by the Company in accordance with the fully subscribed $3,000,000 offering. The Company calculated a debt discount for the value of the warrants issued as part of the transaction in the amount of $3,000,000, which was amortized in full during 2007. The Company recorded additional interest expense of $3,000,000 to reflect the amortization of the discount during the year ended December 31, 2007.

As part of the Bridge I offering the Company offered the selling agent warrants to purchase 3,600,000 shares of common stock of the Company if the entire $3,000,000 was subscribed, or a proportionately smaller number of warrants if less money was loaned. Upon closing of the fully subscribed offering, the entire 3,600,000 warrants to purchase common stock at $0.50 per share with a term of five years had been issued. The Company calculated a debt offering cost asset amount for the value of the warrants issued amounting to $2,202,972, which was fully amortized over the life of the notes at December 31, 2007.

As of December 31, 2007, all the Bridge I senior promissory notes in the aggregate principal amount of $3,000,000 had matured and remained unpaid by the Company. The Company’s failure to pay when due such notes constitutes an event of default under the notes and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date that such amounts remain unpaid. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

Bridge II 12% Junior Convertible Promissory Notes

Beginning in August 2007, the Company commenced an offering of up to $1,000,000 in junior convertible promissory notes to accredited investors (the “Bridge II” offering) on a “best-efforts”, no minimum basis. The notes bear interest at 12% per annum and are payable 270 days after the date of issuance unless extended by the Company for up to an additional 90 days. The promissory notes are convertible, at the option of the holder, into shares of the Company’s common stock at a per share price equal to $0.50 per share. Additionally, the holder has the option to convert the note balance, upon consummation by the Company of a qualified equity securities offering with aggregate consideration valued at $5,000,000 or more, into the securities purchased in such offering at a per share price equal to the per share sale price paid by the investor(s) in such offering. As of December 31, 2007, the Company had closed the Bridge II offering and issued a total of $300,000 in Bridge II promissory notes.

As part of the Bridge II offering, the Company was obligated to issue warrants to purchase three shares of common stock for every $1.00 principal amount of notes issued. As of December 31, 2007, the Company had issued a total of 900,000 warrants in conjunction with the $300,000 in Bridge II promissory notes issued during the year. The Company calculated a debt discount for the value of the warrants issued as part of the transaction in an amount of $300,000, which will be amortized over the life of the notes. The Company recorded additional interest expense of $130,000 to reflect the amortization of the discount during the year ended December 31, 2007.

NOTE 7. PROMISSORY NOTES - RELATED PARTIES

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

In January 2006, Sandro Sordi, a director of the Company, loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. On May 17, 2007, the Company and the note holder agreed to extend the due date for repayment of the principal balance and accrued interest due thereon until completion of the next round of equity financing. As compensation for the note payable extension, the note holder was granted four warrants for every $1.00 of principal and accrued interest outstanding on May 17, 2007, which totaled $113,041. The Company issued 452,164 warrants to Mr. Sordi, exercisable for five years at $0.50 per share, with the same registration and other rights granted to the Bridge I promissory note holders.

NOTE 8. STOCKHOLDERS’ DEFICIT

 Summary of Preferred Stock Terms

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $0.01 par value. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Series A

On April 25, 2006, the Company designated 1,500,000 shares of Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share, payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share has a $10 per share liquidation preference. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter. Effective August 2, 2007, the Company declared a 10% dividend of one tenth of one share, or $1.00 per $10 face value per share, on each share of Series A preferred stock outstanding as of July 23, 2007, the record date for the dividend. Cumulative dividends amounted to $24,580 as of the record date and were converted into 2,458 shares of Series A preferred stock. As of December 31, 2007, accrued dividends from the record date to the year then-ended were $9,906.

During the year ended December 31, 2007, holders of an aggregate 342,500 shares of Series A preferred stock elected to exchange such shares for 342,500 shares of Series B preferred stock. In connection with such conversions, the Company issued warrants to purchase an aggregate 3,425,000 shares of common stock at $0.50 per share. As of December 31, 2007, there were 22,458 shares of Series A preferred stock issued and outstanding.

Series B

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share, payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock at a price of $0.50 per share and is redeemable by the Company as set forth in the Second Amended and Restated Certificate of Incorporation. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter. Effective August 2, 2007, the Company declared a 10% dividend of one tenth of one share, or $1.00 per $10 face value per share, on each share of Series B preferred stock outstanding as of July 23, 2007, the record date for the dividend. Cumulative dividends amounted to $670,070 as of the record date and were converted into 67,007 shares of Series B preferred stock. As of December 31, 2007, accrued dividends from the record date to the year then-ended were $143,654.

During the year ended December 31, 2007, holders of an aggregate 421,574 shares of Series B preferred stock elected to convert their shares and accrued and unpaid dividends thereon into an aggregate 8,305,000 shares of unregistered restricted common stock. As of December 31, 2007, there were 295,933 shares of Series B preferred stock issued and outstanding.

Series C

On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $0.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one-for-ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock, which occurred on December 18, 2006. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 shares of unregistered, restricted common stock. As of December 31, 2007, no shares of Series C preferred stock were issued or outstanding.

Preferred Stock Offerings

Commencing April 25, 2006, the Company began an offering of Series A preferred stock in the form of a Unit, with each Unit consisting of (i) 5,000 shares of Series A preferred stock, and (ii) warrants to purchase 50,000 shares of the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. On July 20, 2006, a supplement to the private placement memorandum used in connection with the offering of such Units was approved, which supplement re-priced the offering and modified the preferred stock offered. All investors that had invested in the Series A private placement were offered an opportunity to exchange their shares of Series A preferred stock for shares of Series B preferred stock that were identical in all respects to the Series A shares except for the conversion price, which was reduced to $0.50 per share. In addition, the number of warrants issued per Unit was increased from 50,000 to 100,000 while the exercise price remained at $0.50 per share.  The number of warrants issuable to the placement agent also increased from 1,000,000 to 2,000,000 (or such proportionately smaller number if less than the maximum offering amount was raised), exercisable at $0.50 per share of common stock rather than $1.00 per share.

The Company completed the sale of an additional 14.5 Units for gross proceeds of $725,000 in the first quarter of 2007 until the offering was closed to new investment on February 28, 2007. The number of shares of Series B stock sold in the first quarter of 2007 was 72,500 shares and the Company issued 1,450,000 warrants at an exercise price of $0.50 per share in connection with such issuances. The offering closed with a total of 134.1 Units of the Series A and B preferred stock issued for aggregate gross proceeds of $6,705,000 ($2,375,000 from the sale of 237,500 shares of Series A preferred stock, and $4,330,000 from the sale of 433,000 shares of Series B preferred stock). The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $0.50 per share for a term of five years, as well as (1) an aggregate of $707,000 sales commissions, (2) $162,000 in non-accountable expenses, and (3) 1,200,000 shares of common stock.

Preferred Stock Waiver and Settlement

In May 2007, the Board of Directors of the Company approved an offer to holders of the Series A and Series B preferred stock in settlement of claims such holders may have had against the Company in connection with the Company’s Bridge I offering that closed in the second quarter of 2007. Specifically, for an 18 month period following completion of the preferred stock offering, the Company was prohibited from offering securities (including derivative securities) at less than $1.25 per share without the consent of the investor representative appointed by the investors in the preferred stock offering. The Company provided participants in the Bridge I note financing with warrants to purchase shares of common stock at $0.50 per share and did not obtain the investor representative’s approval.

As consideration for the waiver of any breach and as consideration for the termination of the $1.25 floor going forward, and with the approval of the investor representative, the Board approved the issuance to holders of the Series A and Series B preferred stock of additional warrants to purchase two shares of common stock for each $1.00 in principal at $0.50 per share for a term of five years. Any such holder was entitled to receive the additional warrants upon such holder’s acceptance of the settlement offer and execution of a waiver of any breach or other claims. In the event the settlement offer was accepted by the holders of at least 50% of the then-outstanding Series A and Series B preferred stock, the Company would no longer be prohibited from offering securities (including derivative securities) at less than $1.25 per share, provided that any new securities were offered at a price at or above $0.50 per share.

As of September 30, 2007, holders of 5,000 shares of Series A preferred stock and holders of 330,500 shares of Series B preferred stock had accepted the settlement offer, which aggregate 335,500 shares represented 50.04% of the shares of preferred stock then-outstanding. Having received the required consent, the Company thereafter submitted the signed waiver documents to, and received the written consent of, the investor representative on October 8, 2007. In accordance with the wavier agreement, the electing investors were issued a total of 6,710,000 warrants as consideration for their execution of the settlement offer and wavier. Preferred stockholders who did not execute the waiver were not entitled to any additional warrants, although the waiver and settlement is applicable to and binding on all holders of the Series A and Series B preferred stock.

Issuance of Common Stock for Services

2006

Between January and July 2006, the Company issued 87,900 shares of common stock to a professional services firm for investor relations services. The Company calculated a fair value of $71,875 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2006.

Between April and December 2006, the Company sold the placement agent 537,500 shares of unregistered restricted common stock at a price of $0.01 per share in connection with the agent’s placement of shares of Series A and Series B preferred stock. The shares issued to the placement agent were in accordance with the offering agreement. The Company recorded $5,375 as a direct offering cost.

In April 2006, the Company issued 60,000 shares of common stock to a note holder, with a fair market value of $68,400 on the date of issuance. The value was recorded as debt discount and amortized over the life of the debt. As of December 31, 2006 the discount was fully amortized.

In April 2006, the Company issued 200,000 shares of common stock to the Company’s Chief Executive Officer as a bonus valued at $208,000, the fair market value on the date of issuance. The Company recorded the entire amount as employee compensation in the second quarter of fiscal 2006.

In August 2006, the Company sold the placement agent 522,500 shares of unregistered restricted common stock at a price of $0.01 per share in connection with the agent’s placement of shares of Series A preferred stock. On July 20, 2006 a supplement to the private placement memorandum for the preferred stock offering provided for, among other things, a re-pricing of the offering and the compensation in shares to the placement agent. The additional shares issued to the placement agent were in accordance with the restructured offering. The Company recorded $5,225 as a direct offering cost.

In August 2006, the Company issued 150,000 shares of unregistered restricted common stock to a vendor in lieu of payment for services provided. The Company determined a value for the shares of $48,000 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as general and administrative expense in the third quarter of fiscal 2006.

In August 2006, the Company sold to various financial advisors an aggregate 1,000,000 shares of unregistered restricted common stock at a price of $0.01 per share as compensation for services rendered in connection with negotiations with Expert System. The Company determined a value of $300,000 for such shares, with $299,000 recorded as a professional fee expense and $1,000 recorded as a subscription receivable in the third quarter of fiscal 2006. The subscription receivable was offset by an administrative expense due to reimbursable costs incurred by the placement agent as of December 31, 2006.

In September 2006, the Company issued an aggregate 470,375 shares of unregistered restricted common stock to certain stockholders in accordance with a lock-up agreement entered into by such stockholders and the Company. Holders of shares of common stock of the Company who agreed not to sell their common shares until three months after the effective date of the registration statement covering the underlying shares of the July 20, 2006 amended preferred stock offering were given a 5% stock fee as compensation. The Company determined a value for the shares of $371,596 based on the fair market value of the stock upon issuance of the stock fee. The Company recorded the entire amount as general and administrative expense in the third quarter of fiscal 2006.

2007

In January 2007, the Company sold the placement agent 140,000 shares of unregistered restricted common stock at a price of $0.01 per share in connection with the agent’s placement of shares of Series B preferred stock. The Company recorded the amount as a subscription receivable of $1,400 during the first fiscal quarter of 2007. The subscription receivable was offset by an administrative expense due to reimbursable costs incurred by the placement agent as of the December 31, 2007.

Between January and March 2007, the Company issued an aggregate 165,000 shares of unregistered restricted common stock to a professional services firm for investor relations services. The Company determined a value for the shares of $74,400 based on the fair market value of the stock at the time the services were performed. The Company recorded the entire amount as an administrative expense as of December 31, 2007.

In June 2007, the Company issued 5,000 shares of unregistered restricted common stock to a vendor for the purchase of a website domain name. The Company determined a value for the shares of $4,000 based on the fair market value of the stock at the time of the purchase. The Company recorded the entire amount as an asset on the balance sheet in the second fiscal quarter of 2007.

In October 2007, the Company issued 225,000 shares of common stock to non-employee consultants in lieu of payment for services provided. The Company calculated a fair value of $180,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2007.

In October 2007, the Company issued 300,000 shares of common stock to a professional services firm for financial consulting services. The Company calculated a fair value of $210,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2007.

Issuance of Warrants

2006

Between April and December 2006, the Company issued warrants in accordance with the Series A and Series B preferred stock offering. The Series A holders received 3,625,000 warrants to purchase the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. The Series B holders received 4,710,000 warrants to purchase the Company’s common stock, exercisable for a period of three years at a price of $0.50 per share. The placement agent in connection with such offering received warrants to purchase, with a cashless exercise feature, 1,000,000 shares of common stock of the Company, exercisable at $0.50 per share.

In March 2006, the Company issued 52,500 common stock warrants to a note holder with an exercise price of $2.00 per share for financing fees on $350,000 of notes expiring in five years. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 172%, risk-free interest rates of 4.50%, and expected lives of five years. The Company recorded $108,622 in financing fees in the first quarter of fiscal 2006.

In July 2006, the Company issued 200,000 common stock warrants to a vendor with an exercise price of $0.50 per share for past services rendered. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded a $69,000 professional fee expense in the third quarter of fiscal 2006.

In August 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share in partial consideration for the vendor’s agreement to act as the Company’s public/investor relations representative for a term of one year. The warrants vested with respect to 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. The Company recorded the fair market value of the 183,333 warrants that vested during 2006 based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rates of 4.84%, and expected lives of five years. The Company recorded $21,000 and $37,000 in general and administrative expense for the fiscal 2006 third and fourth quarters, respectively.

2007

In August 2006, the Company issued warrants to purchase 200,000 shares of common stock to a vendor with an exercise price of $0.50 per share in partial consideration for the vendor’s agreement to act as the Company’s public/investor relations representative for a term of one year. The warrant agreement provided for vesting of 100,000 shares three months after the date of grant and with respect to the second 100,000 shares six months after the date of grant. During the first fiscal quarter of 2007, the Company recorded the fair market value of the remaining 16,667 warrants, which vested during the period, based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 219%, risk-free interest rate of 4.84%, and expected lives of five years. The Company recorded $5,265 in administrative expense in the first fiscal quarter of 2007.

In May 2007, the Company issued warrants to purchase 452,164 shares of common stock to a director with an exercise price of $0.50 per share in exchange for his agreement to extend the maturity date of his promissory note with the Company. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 242%, risk-free interest rate of 5.07%, and expected lives of five years. The Company recorded $337,465 in additional interest expense in the second fiscal quarter of 2007 in connection with these warrants.

In July 2007, the Company issued warrants to purchase 100,000 shares of common stock to an attorney with an exercise price of $0.57 per share in exchange for his agreement to reduce legal fees. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 245%, risk-free interest rate of 4.55%, and expected lives of three years. The Company recorded $55,205 in additional professional fees for the year ended December 31, 2007.

In September 2007, the Company issued warrants to purchase 50,000 shares of common stock to a law firm with an exercise price of $0.50 per share for its agreement to reduce outstanding legal fees. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 245%, risk-free interest rate of 3.97%, and expected lives of three years. The Company recorded $23,714 in additional professional fees for the year ended December 31, 2007.

In October 2007, the Company issued warrants to purchase 600,000 shares of common stock to a financial consultant with an exercise price of $0.50 per share in partial consideration for an agreement to provide financial consulting services for a term of nine months. The Company recorded the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 257%, risk-free interest rate of 4.38%, and expected lives of five years. The Company recorded $418,711 in administrative expense at December 31, 2007.

In October 2007, the Company issued warrants to purchase 6,710,000 shares of common stock with an exercise price of $0.50 per share to certain Series A and Series B preferred holders in consideration for such holders’ acceptance of a settlement offer and execution of a waiver, as discussed previously herein. The Company recorded the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007: dividend yield of zero, expected volatility of 257%, risk-free interest rate of 4.38%, and expected lives of five years. The Company recorded $5,017,598 in financing costs at December 31, 2007.

As discussed elsewhere herein, during the year ended December 31, 2007, the Company also issued warrants to purchase (a) 4,875,000 shares of common stock in connection with new issuances of Series B preferred stock and the modification of the preferred stock Unit offering and conversion of Series A to Series B preferred stock shares, (b) 12,000,000 shares of common stock in connection with the $3,000,000 raised in its Bridge I note offering, (c) 3,600,000 shares of common stock issued to the placement agent in the Bridge I note offering, and (d) 900,000 shares of common stock in connection with $300,000 raised in the Bridge II junior convertible promissory note offering.

Warrants outstanding at December 31, 2007 were as follows:

Warrants Summary
Outstanding at beginning of year	10,919,043
Granted	29,287,164
Expired	(483,123)
Exercised	—
Warrants at December 31, 2007	39,723,084

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

NOTE 9. STOCK OPTION PLANS

Effective January 1, 2006, transactions under the Company’s 2005 Plan and 2006 Plan (as such terms are defined below) were accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date are recognized as the requisite service is rendered on or after such date. The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123(R), the Company’s results for the years ended December 31, 2007 and 2006 include share-based compensation expense totaling $3,584,136 and $2,453,523, respectively, which amounts have been included in salaries and compensation expense. No income tax benefit has been recognized in the income statements for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense in fiscal years 2007 and 2006 is the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Accounting for Non-Employee Awards

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) as of January 1, 2006 had no material impact on the accounting for non-employee awards.

Black-Scholes Valuation

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the year ended December 31, 2007	For the year ended December 31, 2006
Expected term (in years)	5 to 10	5 to 10
Expected volatility	240% to 257%	219% to 229%
Expected dividend yield	0%	0%
Risk-free interest rate	4.01% to 4.85%	4.73% to 4.76%

There were 4,043,000 and 600,000 non-employee (including non-employee director) stock option awards granted during the years ended December 31, 2007 and 2006, respectively. There were 3,033,000 and 5,472,000 employee stock options granted in the years ended December 31, 2007 and 2006, respectively. There were 279,000 and 1,702,000 options granted to employees under the Company’s 2006 Plan during the years ended December 31, 2007 and 2006, respectively. There were 247,000 and 270,000 options granted under the Company’s 2005 Plan during the years ended December 31, 2007 and 2006, respectively.

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

Plan Information

In August 2006, the 2006 Employee Stock Incentive Plan was approved and adopted by the Board of Directors, and subsequently amended in June 2007 (as amended, the “2006 Plan”). The 2006 Plan became effective upon the approval of the holders of the Company’s common stock at the Company’s annual stockholders meeting held on August 1, 2007. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company, to purchase up to 10,000,000 shares of common stock. Options are granted at various times and vest over various periods. As of December 31, 2007 and 2006, the Company had issued total options pursuant to the 2006 Plan of 1,981,000 and 1,702,000, respectively.

Under the 2005 Management and Director Equity Incentive and Compensation Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options, performance shares and restricted stock to its officers, directors, other key employees and consultants to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods. As of December 31, 2007 and 2006, the Company had issued total options pursuant to the 2005 Plan of 1,924,000 and 1,920,000, respectively.

On September 20, 2006, the Company cancelled a total of 2,000,000 common stock options previously granted to the Company’s Chief Executive Officer at a per share exercise price of $1.01, and issued in replacement thereof 2,000,000 common stock options at a price of $0.50 per share expiring 10 years from the date of issuance. The Company recorded an expense of $1,179,600 for the year ended December 31, 2006 in connection therewith. In July 2007, the exercise price of such 2,000,000 options was increased to $0.59 per share.

In addition, the Company cancelled a total of 200,000 common stock options previously granted to non-employee directors of the Company at a per share exercise price of $1.01, and issued in replacement thereof 200,000 common stock options at a price of $0.50 per share expiring 10 years from the date of issuance. The Company recorded an expense of $58,980 for the year ended December 31, 2006 in connection therewith. In July 2007, the exercise price of such 200,000 options was increased to $0.59 per share.

A summary of the status of the Company’s stock options as of December 31, 2007 and the changes during the period ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,920,000	$.70
Issued	8,272,000.68
Cancelled	(2,470,000)	.98
Outstanding at December 31, 2006	7,722,000.58
Issued	7,076,000.71
Expired	(243,000)	(.72)
Outstanding at December 31, 2007	14,555,000	$.65
Exercisable at December 31, 2007	12,194,286

Weighted average exercise price of options granted to employees at December 31, 2007	$.63

Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.50-$0.85	7,452,000	7.5	$0.54	4,583,000	$0.56
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.50-$0.85	14,285,000	7.5	$0.63	11,924,286	$0.61
$1.59-$2.00	270,000	5.0	$1.73	270,000	$1.73

NOTE 12. COMMITMENTS AND CONTINGENCIES

Content Contracts

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The costs associated with these contracts are included in costs of revenues.

Future minimum payments are expected to be approximately as follows:

Year Ended December 31,
2008	$98,995
2009	8,475
Total	$107,470

Lease Commitments

The Company’s principal operating offices are located at 26 Executive Park, Suite 250, Irvine, California 92614. The lease is for approximately 2,641 square feet under a 3-year lease ending in 2008, at a current monthly rental rate of $5,779. In December 2007, the Company cancelled its month-to-month lease for approximately 1,100 square feet of office space in Deerfield Township, Ohio and vacated such space. The monthly rent for the Ohio office space was $2,523. In December 2007, the Company also cancelled its lease for approximately 300 square feet of office space in Long Island, New York and vacated such space. The monthly rent for the Long Island office space was $1,455.

We also leased approximately 1,100 square meters of office space under a one-year lease in Makati City, Manila, Philippines at a monthly rent of $6,130, which lease term expired September, 2007. The Company remained in such space following expiration on a month-to-month basis. These premises were vacated and the lease was cancelled in March 2008.

Rent expense for the years ended December 31, 2007 and 2006 was $199,809 and $188,363, respectively.

Future minimum lease payments are expected to be approximately as follows:

Year Ended December 31,
2008	$59,160
2009	—
Total	$59,160

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

In May 2007, the Board of Directors of the Company determined that in the event of a change of control as defined in Mr. Cohen’s employment agreement, which definition was revised to include the issuance of 25% or more of the issued and outstanding shares of the Company to one or more persons acting together as a group (with certain exceptions), all options, warrants and restricted shares outstanding and not then vested held by Messrs. Cohen, Sordi and Smith, as well as a financial consultant to the Company, would accelerate and become fully vested. In addition, each of such four individuals would be granted a non-qualified option or warrant granting each the right to purchase that number of shares equal to the number of shares subject to all of each such individual’s options and warrants outstanding as of May 17, 2007, such change of control options and warrants to be exercisable at the fair market value of the common stock at the time of the change of control.

On October 10, 2006, the Company entered into employment agreements with eight executives, each for a term of one year at an annual average salary of $74,450, with additional bonuses and fringe benefits as determined by the Board of Directors. In May 2007, the Board of Directors amended the employment agreements of two of these officers to provide for the issuance of (a) 700,000 options to the Company’s Director of Interactive Media, and (b) 700,000 options to the Company’s Director of Revenue and Content. In both cases, 500,000 options were granted at $.80 per share and vested when the Company entered into an agreement with the Wikimedia Foundation on May 25, 2007, and 200,000 of which were granted on May 17, 2007, at $.75 per share, of which 50,000 vest in the sole discretion of the CEO each time (up to four times) a material contract is executed between the Company and a licensed third-party content provider, or an “Enterprise Contract” (as defined in the employment agreements, as amended) is executed. As of December 31, 2007, all eight of such employment agreements had expired and the Company had elected not to renew.

Financial Advisory Agreements

In July 2006, the Company entered into a financial advisory agreement with Arjent Ltd. for 24 months at a rate of $5,000 per month. Pursuant to an underwriting agreement with the financial advisor, the Company was obligated to use Arjent as its financial advisor on an exclusive basis for a period of 24 months commencing on March 1, 2007. Management believes that the financial advisor has not performed in accordance with the agreement, and the financial advisor has ceased to provide services to the Company. Due to these breaches of the agreement, management believes that the Company has no further obligation to, or exclusivity with, Arjent.

In February 2007, the Company entered into a financial advisory agreement for 12 months with Halpern Capital, Inc. In the event that Halpern Capital successfully completed a securities offering with at least $25 million in gross proceeds, the Company agreed to purchase additional financial services from Halpern for a minimum of 12 months at a rate of $20,000 per month. This agreement expired in February 2008.

In October 2007, the Company entered into a financial advisory agreement with Boston Financial Partners, pursuant to which the advisory firm agreed to provide the Company investor relations and financial consulting services. In connection with the agreement, the Company issued warrants to Boston Financial Partners to purchase 600,000 shares of common stock at $0.50 per share for a term of five years, and issued 300,000 shares of restricted, unregistered common stock.

Financial Consulting Agreement

In January 2007, the Company entered into a financial consulting agreement with an individual who agreed to provide financial consulting and services similar to those performed by a chief financial officer for 12 months at a rate of $14,600 per month. The agreement also provided for the grant to the consultant of non-qualified stock options to purchase an aggregate 1 million shares of common stock at $0.55 per share, the closing price of the common stock on the date of grant, vesting as to 600,000 shares immediately and 100,000 shares each 90 days thereafter. This agreement expired in January 2008.

Litigation

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation (a former consultant of the Company), filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) on February 1, 2006 seeking specific performance of an agreement which provided for “piggyback” registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its then-pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company has agreed to register the shares. On July 16, 2007, the plaintiff filed an amended complaint. The amended complaint alleged damages of not less than $525,000, which the Company believes is without merit. The Company has answered the complaint, denied the claims and asserted various affirmative defenses. Discovery has commenced, and the matter is scheduled for trial in or about July 2008. As of December 31, 2007, the Company has not accrued any liability regarding this claim.

In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s then-principal shareholder (“CDA”), and for CDA’s failure to advise the Company’s stockholders of the sale of the company until after the Reverse Merger. As of December 31, 2007, the Company has not accrued any liability related to the claim and no further developments have occurred regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of Indymac Bank, F.S.B., in the Los Angeles Superior Court against the Company (then known as Ocean West Holding Corporation), former subsidiary Ocean West Enterprises, Inc. (“OWE”), CDA, and Does 1 through 100, inclusive. The underlying complaint brought by the federal bank alleged a default by OWE under settlement agreements with the bank, which had purchased certain loans from OWE. The complaint did not state a cause of action against the Company. Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005 (the “Exchange Agreement”), the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement. In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date entered into in connection with the Reverse Merger (the “Assumption Agreement”). Personal service upon the Company’s registered agent was claimed, but the Company was never served and sought to remove the judgment. On August 8, 2007, the default judgment against the Company was vacated in the Los Angeles Superior Court on the basis that the Company had not been properly served. During the quarter ended September 30, 2007, OWE and the Company were named as defendants in the legal matter of Indymac Bank, F.S.B. vs. Ocean West Enterprises, Inc. (Case No. GC036470). The Company served a cross-complaint against the plaintiffs and has not received a legal response. As of December 31, 2007, the Company has not accrued any liability related to the claim.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA, and their respective affiliates under both the Exchange Agreement and the Assumption Agreement. As of December 31, 2007, the Company has not accrued any liability for this guarantee.

Note 13. INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Income tax expense for the years ended December 31, 2007 and 2006 is summarized as follows:

2007	Current	Deferred	Total
Federal	$—	$—	$—
State	800	—	800
Foreign	—	—	—
Total	$800	$—	$800

2006	Current	Deferred	Total
Federal	$—	$—	$—
State	800	—	800
Foreign	—	12,032	12,032
Total	$800	$12,032	$12,832

Income tax expense for the years ended December 31, 2007 and 2006 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

Expected income tax expense (benefit) from operations at:	2007	2006
Federal tax expense	$(6,948,126)	$(4,270,798)
State tax expense	(1,191,498)	(732,069)
Stock compensation	—	74,889
Foreign rate differential	56,098	41,460
Amortization of debt discount for Bridge I notes payable	1,195,032	—
Amortization of debt discount for Bridge II notes payable	51,785	—
Permanent differences	15,985	11,878
Foreign tax	—	12,032
Valuation allowance	6,821,524	4,875,440

Total	$800	$12,832

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

Deferred tax assets:	2007	2006
Net operating loss carryforward (benefit)	$(13,721,326)	$(6,899,802)
Less: valuation allowance	13,721,326	6,899,802
Net deferred tax assets	$—	$—

The Company has a net operating loss carryforward of approximately $17,437,000 available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 was $13,721,326 and the net change in the valuation allowance was an increase of $6,821,524.

The Company is also delinquent in filing certain federal and state income tax returns for 2005 and 2006 and is working to complete and file the returns. The Company does not anticipate any tax liability due to the losses incurred to date and the net operating loss carryforwards available to the Company.

NOTE 14. SUBSEQUENT EVENTS

Bridge I Settlement Offer and Default

As of December 31, 2007, the Company was in default under each of the notes issued in its Bridge I offering. The Company’s failure to pay such notes when due constitutes an event of default and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date that such amounts remain unpaid. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company is in continuing discussions with the holders of the Bridge I notes regarding a settlement offer and is working to secure an extension of the note payment terms.

Series D Preferred Stock Offering

Beginning in January 2008, the Company commenced an offering of Series D convertible preferred stock, $.01 par value, on a “best-efforts”, no minimum basis, of up to $2 million with a purchase price of $1.00 per share. In connection with the offering, an investor will be issued warrants to purchase two shares of the Company’s common stock, exercisable for a period of five years at $0.10 per share. Each warrant is redeemable by the Company at a price of $0.01 at any time subsequent to the earlier of the third anniversary of the date of the final purchase and sale of the Series D preferred stock, which will not be later than January 31, 2008 (the “Closing Date”) and the date the common stock trades at or above $1.00 per share for 20 consecutive trading days. Dividends are at a rate of 12% per annum and are payable in preference to the holders of common stock and any junior securities, in shares of common stock upon conversion of the Series D preferred stock as discussed below.

The Series D preferred stock automatically converts into shares of common stock upon the earlier to occur of the six-month anniversary of the Closing Date, and the closing of a “change of control transaction” (including a merger or sale of all or substantially all of the Company’s assets). The number of shares of common stock issuable upon conversion shall be the product obtained by multiplying the then-applicable Series D conversion rate by the number of shares of Series D preferred stock being converted. The Series D applicable conversion rate is the quotient obtained by dividing the sum of the original issuance price and any accrued and unpaid dividends thereon, if any, by the Series D applicable conversion value. The Series D applicable conversion value is the greater of (i) the weighted average price of the common stock for the 10 consecutive trading days prior to the date of conversion, less a 40% discount, and (ii) $0.10, subject to adjustment.

During the first quarter of 2008, the Company had raised $485,000 in connection with the Series D preferred stock offering and had issued 485,000 shares of Series D preferred stock and warrants to purchase an aggregate 970,000 shares of common stock.

Bridge I Warrant Anti-dilution Adjustment

In accordance with the terms and conditions of the $3 million Bridge I financing that commenced in February 2007, the holders were issued warrants exercisable at $0.50 per share to purchase four shares of common stock for every $1.00 principal amount loaned. As discussed above, the Company is currently conducting a private placement of Series D preferred stock that includes warrants exercisable at $0.10 per share. The result of this warrant offering triggers the anti-dilution provision of the $3 million Bridge I notes and causes the 15,600,000 warrants issued under the original financing to be increased five times to an aggregate 78,000,000 warrants with an adjusted exercise price of $0.10 per share. The warrants also provided for a cashless option and as of April 7, 2008, 23,064,000 warrants had been exercised on a cashless basis and 13,118,711 shares of common stock had been issued as a result of such exercises.

Series A and Series B Preferred Stock Anti-Dilution Adjustments

Also as a result of the Series D preferred stock offering, the Company agreed that the conversion price of the shares of its Series A and Series B preferred stock, as well as the exercise price of the warrants issued in connection with the Series A and Series B preferred stock offering, would be adjusted. The conversion price of the Series A and Series B preferred stock therefore will be the lower of $0.25 and the conversion price for the Series D preferred shares, such Series D conversion price to be set in the future pursuant to the terms of that offering as described above. As adjusted, the Series A and Series B preferred stock warrants are exercisable at $0.10 per share. Such provisions are applicable to any participant in the Series A and Series B preferred stock offering, even those who may have previously converted their preferred shares into the common stock of the Company, so long as such holders can demonstrate they have not yet sold such common shares. The Company also agreed to reduce the exercise price of the warrants issued to the placement agent for the Series A and Series B preferred stock offering. The Company is currently negotiating with the investor representative with respect to certain other adjustments in the number of warrants issuable to the Series A and Series B preferred stock holders and the conversion price for such shares.

Issuance of Common Stock for Services

Beginning in January 2008, the Company entered into an agreement for financial consulting services for a twelve month period and issued 3,000,000 shares of unregistered restricted common stock as consideration for such services.

Series B Convertible Preferred Stock Conversions

During the first quarter of 2008, holders of the Company’s Series B preferred stock, $0.01 par value, elected to convert an aggregate 31,652 shares and accrued and unpaid dividends thereon into an aggregate 661,802 shares of unregistered common stock.

Short-term Liquidity Problems

During the first quarter of fiscal 2008, the Company continued to experience severe liquidity problems and had insufficient cash on hand to effectively manage its business. During such period, the Company raised $485,000 through a Series D convertible preferred stock offering to accredited investors. The Company has continued to raise operating cash through additional debt and equity financing, and our management is in the process of negotiating additional financing.