Form 10-Q
period 2008-03-31
AskMeNow,Inc.
filed 2008-05-23
CIK 1104538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 000-44971

AskMeNow, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0876952
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

26 Executive Park, Suite 250
Irvine, California 92614
(Address of principal executive offices)

(949) 861-2590
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 68,389,191 shares of common stock, par value $.01 per share, outstanding as of May 20, 2008

AskMeNow, Inc. and Subsidiaries

Quarterly Report on Form 10-Q
Period Ended March 31, 2008

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ASKMENOW, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,626	$-
Accounts receivable, net	3,519	16,314
Prepaid expenses and other current assets	3,612	448,484
Total Currents Assets	23,757	464,798

Property and Equipment, net	65,788	129,994

OTHER ASSETS
License, net of $150,000 provision	-	-
Other assets	48,985	50,318

TOTAL ASSETS	$138,530	$645,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$1,873
Accounts payable	1,420,171	1,340,074
Accrued expenses	1,278,180	933,247
Deferred revenue	5,000	20,000
Notes payable	3,231,111	3,130,000
Notes payable - related party	100,000	100,000
Deferred tax liability	41,429	14,673
Total Current Liabilities	6,075,891	5,539,867

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized at March 31, 2008 and December 31, 2007
Series A Preferred Stock, $0.01 par value, 1,500,000 shares authorized, $10 face value, 16,836 and 22,458 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	150,000	200,000
Series B Preferred Stock, $0.01 par value, 1,600,000 shares authorized, $10 face value, 275,241 and 295,933 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,076,121	2,289,261
Series C Preferred Stock, $0.01 par value, 400,000 shares authorized, zero shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	-	-
Series D Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 485,000 and zero shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	485,000	-
Common stock, $0.01 par value, 300,000,000 shares authorized, 59,004,597 and 42,134,887 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	590,046	421,350
Additional paid-in-capital	44,703,687	34,808,728
Deferred compensation	(434,571)	-
Foreign currency translation	632	10,135
Accumulated deficit	(53,508,276)	(42,624,231)
Total Stockholders' Deficit	(5,937,361)	(4,894,757)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$138,530	$645,110

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2008	2007

REVENUE
Revenue from mobile services	$15,529	$5,805
	15,529	5,805
COSTS AND OPERATING EXPENSES
Cost of revenue	192,190	304,398
Research and development	-	24,231
General and administrative	1,109,271	521,305
Professional fees	465,988	637,249
Financing costs	7,454,715	-
Salaries and compensation	1,385,324	1,042,396
Total Operating Expenses	10,607,488	2,529,579

Net Loss from Operations	(10,591,959)	(2,523,774)

OTHER INCOME (EXPENSE)
Interest expense	(292,086)	(84,936)
Total other expense	(292,086)	(84,936)

Net loss before income taxes	(10,884,045)	(2,608,710)
Income taxes	-	-

Net loss	(10,884,045)	(2,608,710)
Preferred stock dividends	(79,900)	(162,918)

Net loss applicable to common shareholders	(10,963,945)	(2,771,628)

Basis and diluted net loss per common share	$(0.24)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	45,852,048	29,932,243

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net loss from continuing operations	$(10,884,045)	$(2,608,710)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,980	19,913
Loss on sale of fixed assets	20,573	-
Amortization of note payable discount	101,111	80,000
Amortization of debt offering costs	-	44,162
Subscription receivable	-	1,400
Stock, warrants and options issued for services	2,330,370	1,304,821
Warrants issued for antidilution claim settlement	7,454,715	-
Changes in assets and liabilities
Accounts receivable	12,795	4,493
Prepaid expenses	25,731	11,290
Deposits	166	(340)
Accounts payable	80,097	(48,038)
Accrued expenses	344,933	172,494
Deferred revenue	(15,000)	-
Deferred taxes	26,756	(4,733)
Net Cash Used In Operating Activities	(493,818)	(1,023,248)

INVESTING ACTIVITIES
Purchase of equipment	-	(705)
Proceeds from sale of fixed assets	36,820	-
Net Cash Provided (Used) In Investing Activities	36,820	(705)

FINANCING ACTIVITIES
Cash overdraft	(1,873)	-
Proceeds from notes payable	-	375,000
Net proceeds from issuance of preferred stock	485,000	626,000
Net Cash Provided By Financing Activities	483,127	1,001,000

EXCHANGE RATE (LOSS) GAIN	(9,503)	2,839

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,626	(20,114)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	61,279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,626	$41,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

NON-CASH TRANSACTIONS DURING THE PERIOD FOR:
Financing costs	$7,754,715	$298,636

The accompanying notes are an integral part of these consolidated financial statements.

ASKMENOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Moreover, as of March 31, 2008, the Company was in default under all of its notes payable to investors in its Bridge I senior promissory notes offering, and is currently unable to pay and is in default with respect to the full $3 million principal amount loaned. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first three months of 2008, the Company raised net proceeds of $485,000 through the private sale of unregistered, convertible preferred stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to continue product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

(B)	Basis of Presentation

The condensed consolidated financial statements as of and for the periods ended March 31, 2008 and 2007 included herein are unaudited. Such condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008 or for any other period.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate for fair presentation and to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Principles of Consolidation

The condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 include the accounts of AskMeNow, Inc. and its wholly-owned subsidiaries: InfoByPhone, Inc. and AskMeNow, Inc., a Philippines corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2008 and December 31, 2007, there were no cash equivalents.

(D)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(E)	Concentrations of Risk

During fiscal 2005, the Company formed its AskMeNow, Inc. subsidiary in the Philippines. As of March 31, 2008 and December 31, 2007, approximately 26% and 16% of the Company’s consolidated assets were located in the Philippines, respectively.

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2008 and December 31, 2007, the Company had no amount in excess of FDIC insurance limits.   At March 31, 2008, the Company had total cash of $10,152 in banks located in the Philippines. At December 31, 2007, the Company had total cash of $2,662 in banks located in the Philippines.

During the three months ended March 31, 2008, one customer accounted for 97% of the Company’s sales. For the three months ended March 31, 2007, one customer accounted for 53% of the Company’s sales.

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

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Estimated useful lives are as follows: (1) computer equipment – 5 years, (2) office furniture and equipment – 5 to 7 years, and (3) leasehold improvements – the term of the lease or the useful life of the improvement, whichever is shorter.

(H)	Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended March 31, 2008 and 2007 were zero and $22,524, respectively.

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

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippines subsidiary are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity (deficit) as other comprehensive income (loss). As of March 31, 2008, the translation adjustment was not material.

(L)	Loss Per Share

The Company follows SFAS No. 128, “Earnings per Share”, in calculating basic and diluted loss per share. Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per common share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. Potential common shares issuable in connection with warrants, options, convertible preferred stock and convertible notes were not included in the computation of diluted loss per share for the periods presented because their inclusion is anti-dilutive. The total potential number of common shares issuable upon exercise or conversion of dilutive warrants, stock options, convertible preferred stock and convertible notes at March 31, 2008 and 2007 were 133,061,660 and 40,221,501 shares, respectively.

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

Common stock, stock options and common stock warrants issued to recipients that are not employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

(O)	Research and Development

Research and development expenses include payroll, employee benefits and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material and accordingly, all research and development costs are expensed when incurred.

(P)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Computer equipment	$59,942	$171,809
Office furniture and equipment	60,366	96,705
Leasehold improvements	-	10,423
Less accumulated depreciation	(54,520)	(148,943)
	$65,788	$129,994

Depreciation expense for the three months ended March 31, 2008 and 2007 was $6,813 and $19,913, respectively.

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

The Company had previously signed a letter of intent on August 22, 2006 with Expert System that summarized the scope of the proposed agreement with regard to license, service and payment provisions. At the signing of the letter of intent, the Company paid Expert System $150,000 as a start-up phase initial payment. Additional payments required include payment upon integration of each content database with a commitment of at least ten databases in the first 150 days after signing the agreement. A license fee per single computer server is due in 12 monthly installments each commencing the month following the installation of the software. The on-going technical support commences upon integration of the tenth database and requires a per month fee for 12 months. Subsequent to completion of the 12 month start-up phase, Expert System will receive a percentage of the net revenue through the seventh anniversary date of the conclusion of the start-up phase. The term of the agreement starts upon the commencement date for installation and continues until the seventh anniversary date of the conclusion of the start-up phase. As of December 31, 2007, the Company had recorded a loss provision for the entire $150,000 license payment as the installation of the first database required remained incomplete. The Company and Expert System are currently in discussions regarding the completion of the database installation and revisions to the current license agreement. The Company anticipates terminating the original license agreement and entering into a new agreement based upon an exclusivity for specific content.

NOTE 5. PROMISSORY NOTES

Notes payable at March 31, 2008 consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Bridge I senior promissory notes	$3,000,000	$3,000,000
Bridge II junior promissory notes	231,111	130,000
Total	$3,231,111	$3,310,000

(A)	Bridge I 12% Senior Promissory Notes

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

As of March 31, 2008, all of the outstanding Bridge I senior promissory notes in the aggregate principal amount of $3,000,000 had matured and remained unpaid by the Company. The Company’s failure to pay when due such notes constitutes an event of default under such notes and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date. In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

(B)	Bridge II 12% Junior Convertible Promissory Notes

Beginning in August 2007, the Company commenced an issue of up to $1,000,000 in junior convertible promissory notes to accredited investors (the “Bridge II” offering) on a “best-efforts,” no minimum basis. The notes bear interest at 12% per annum and are payable 270 days after the date of issuance unless extended by the Company for up to an additional 90 days. The promissory notes are convertible, at the option of the holder, into shares of the Company’s common stock at a per share price equal to $.50 per share. Additionally, the holder has the option to convert the note balance, upon consummation by the Company of a qualified equity securities offering with aggregate consideration valued at $5,000,000 or more, into the securities purchased at a per share price equal to the per share sale price paid by the investor(s) in such qualified offering. As of December 31, 2007, the Company had closed the Bridge II offering and issued a total of $300,000 in Bridge II promissory notes.

As part of the Bridge II offering, the Company was obligated to issue warrants to purchase three shares of common stock for every $1.00 principal amount of notes issued. In accordance with the offering the Company issued 900,000 warrants. The Company calculated a debt discount for the value of the warrants issued as part of the transaction in an amount of $300,000, which will be amortized over the life of the notes. The Company recorded additional interest expense of $101,111 to reflect the amortization of the discount during the quarter ended March 31, 2008 and has recorded accumulated amortization of $231,111 to date, over the life of the notes.

NOTE 6. PROMISSORY NOTES - RELATED PARTIES

In January 2006, Sandro Sordi, a director of the Company, loaned the Company $100,000. The loan is evidenced by a 10% subordinated promissory note due 60 days from the date of issuance. On May 17, 2007, the Company and Mr. Sordi agreed to extend the due date for repayment of the principal balance and accrued interest until completion of the next round of equity financing. As compensation for the note payable extension, the note holder was granted four warrants for every $1 of principal and accrued interest outstanding on May 17, 2007, which totaled $113,041. The Company issued 452,164 warrants to Mr. Sordi, exercisable for five years at $.50 per share, with the same registration and other rights granted to the Bridge I promissory note holders.

NOTE 7. STOCKHOLDERS’ DEFICIT

(A)	Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Series A

On April 25, 2006, the Company designated 1,500,000 shares of Series A preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share, payable in-kind. The Series A preferred stock ranks senior to the Company’s common stock and each share has a $10 per share liquidation preference. The Series A preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter. Effective August 2, 2007, the Company declared a 10% dividend of one tenth of one share, or $1.00 per $10 face value per share, on each share of Series A preferred stock outstanding as of July 23, 2007, the record date for the dividend. Cumulative dividends amounted to $24,580 as of the record date and were converted into 2,458 shares of Series A preferred stock. As of March 31, 2008, accrued and unpaid dividends for the quarter then-ended were $19,549.

During the quarter ended March 31, 2008, holders of an aggregate 5,000 shares of Series A preferred stock elected to exchange such shares for 5,000 shares of Series B preferred stock. In connection with such conversions the Company issued 50,000 common stock warrants exercisable at $0.50 per share. As of March 31, 2008, there were 16,836 shares of Series A preferred stock issued and outstanding.

Series B

On July 20, 2006, the Company designated 1,600,000 shares of Series B preferred stock, $0.01 par value. Each share has a face value of $10.00 and a 10% dividend rate, or $1.00 per share, payable in-kind. The Series B preferred stock ranks senior to the common stock and on parity with the Series A preferred stock, and each share has a $10 per share liquidation preference. The Series B preferred stock is convertible into common stock and is redeemable by the Company as set forth in the Second Amended and Restated Certificate of Incorporation. The Series B preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter. Effective August 2, 2007, the Company declared a 10% dividend of one tenth of one share, or $1.00 per $10 face value per share, on each share of Series B preferred stock outstanding as of July 23, 2007, the record date for the dividend. Cumulative dividends amounted to $670,070 as of the record date and were converted into 67,007 shares of Series B preferred stock. As of March 31, 2008, accrued and unpaid dividends for the quarter then-ended were $353,947.

During the quarter ended March 31, 2008, holders of 26,314 shares of Series B preferred stock elected to convert their shares into an aggregate 550,999 shares of unregistered, restricted common stock. As of March 31, 2008, there were 275,241 shares of Series B preferred stock issued and outstanding.

 Series C

On September 7, 2006, the Company designated 400,000 shares of Series C preferred stock, $0.01 par value. The Series C preferred stock is not entitled to receive dividends, ranks senior to the common stock, and each share has a $.01 per share liquidation preference. The terms of the Series C preferred stock provided that such shares would automatically be converted on a one for ten basis into ten shares of common stock of the Company at such time as the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of common stock, which occurred on December 18, 2006. On January 10, 2007, the Series C preferred stock was converted into 4,000,000 shares of unregistered, restricted common stock. As of March 31, 2008, no shares of Series C preferred stock were issued or outstanding.

Series D

On January 9, 2008, the Company designated 2,000,000 shares of Series D convertible preferred stock, $0.01 par value. Each share has a face value of $1.00 and a 12% dividend rate, payable in-kind upon conversion. The Series D preferred stock ranks senior to the Company’s common stock and on parity with the Series A, B and C preferred stock and each share has a $1.00 per share liquidation preference. The Series D preferred stock automatically converts into shares of common stock upon the earlier to occur of (i) the six-month anniversary of the closing date, and (ii) the closing of a “change of control transaction” such as a merger or sale of substantially all of the Company assets. The Series D applicable conversion value shall be the greater of (1) the weighted average price of the common stock for the 10 consecutive trading days prior to the date of conversion, less a 40% discount, and (2) $0.10, subject to adjustment. The Series D preferred stock has no voting rights except as provided by the Delaware General Corporation Law and as set forth in the Company’s charter.  As of March 31, 2008, the Company had issued 485,000 shares of Series D preferred stock and received $485,000 in net proceeds. As of March 31, 2008, accrued dividends for the quarter then-ended were $8,193.

Series A and Series B Preferred Stock Exchange Offering

Commencing March 2008, the Company began an exchange offering to the Series A and Series B preferred stock holders requesting that they waive their right to a five-fold increase in warrants to which they were entitled pursuant to anti-dilution language in the warrants issued to them in the original offering, which anti-dilution rights were triggered by the Series D preferred stock offering. The holders were offered a reduced conversion rate on their preferred stock to $0.15 per share if converted before a fixed conversion date in July 2008. In the event holders elected to convert after the fixed conversion date, the Company will lower the conversion rate to the lesser of (i) the 10 day weighted average price prior to the date of conversion less a 40% discount, and (ii) $0.10 per share. The original exercise price of the warrants was also reduced from $0.50 to $0.10 per share.

In addition, preferred holders that had previously converted their shares into common shares were offered a retroactive share adjustment from the original $0.50 conversion price to $0.15 per share, provided the shareholder could demonstrate that the underlying common shares had not been sold as of the date of the exchange offer. The effect of this adjustment would provide the investor approximately 2.33 additional common shares for each common share previously received upon conversion. As of May 16, 2008, the Company had received signed shareholder acceptances representing the issuance of an additional 3,033,329 common shares in accordance with the retroactive share adjustment.

Series D Preferred Stock Offering

Commencing January 9, 2008, the Company began an offering of Series D convertible preferred stock in the form of one share of Series D convertible preferred stock for a purchase price of $1.00, and warrants to purchase two shares of the Company’s common stock for every $1.00 invested. The warrants issued as part of the offering are exercisable for a period of five years at $0.10 per share and each warrant is redeemable by the Company at a price of $0.01 at any time after the earlier of the third anniversary of the closing date and the date the common stock trades at or above $1.00 per share for 20 consecutive trading days. The Series D preferred stock automatically converts into shares of common stock upon the earlier to occur of (i) the six-month anniversary of the closing date, and (ii) the closing of a “change of control transaction” such as a merger or sale of substantially all the Company assets. The Series D applicable conversion value shall be the greater of (1) the weighted average price of the common stock for the 10 consecutive trading days prior to the date of conversion, less a 40% discount, and (2) $0.10, subject to adjustment. The Company completed the sale of 485,000 shares of Series D preferred stock during the quarter ended March 31, 2008 for gross proceeds of $485,000. Warrants issued as part of the offering totaled 970,000. The offering was closed to new investment as of April 1, 2008.

(B)	Issuance of Common Stock for Services

In January 2008, the Company issued 3,000,000 shares of unregistered restricted common stock to a financial advisor for financial advisory services for a 12 month period. The Company determined a value for the shares of $300,000 based on the fair market value of the shares on the date of issuance and recorded the amount as a deferred compensation with $75,000 amortized during the quarter ended March 31, 2008.

In February 2008, the Company issued 200,000 shares of unregistered restricted common stock to a marketing consultant for marketing services. The Company determined a value for the shares of $26,000 based on the fair market value of the shares on the date of issuance and recorded the amount as an administrative expense as of March 31, 2008.

In March 2008, the Company issued 13,118,711 shares of common stock to holders of 23,064,000 warrants upon election of their cashless exercise option. The Company determined a value for the shares of $131,187 based on the $0.01 par value of the common shares and recorded the amount as an adjustment to additional paid-in-capital during the quarter ended March 31, 2008.

(C)	Warrants Issued

In February 2008, the Company issued warrants to purchase 200,000 shares of common stock to a law firm with an exercise price of $0.22 per share for the firm’s agreement to delay collection of outstanding legal fees. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008: dividend yield of zero, expected volatility of 268%, risk-free interest rate of 2.89%, and expected life of three years. The Company recorded $43,888 in additional professional fees for the quarter ended March 31, 2008.

In March 2008, the Company issued warrants to purchase 200,000 shares of common stock to a law firm with an exercise price of $0.18 per share for the firm’s agreement to delay collection of outstanding legal fees. The Company recorded the fair market value of the warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008: dividend yield of zero, expected volatility of 268%, risk-free interest rate of 2.61%, and expected life of three years. The Company recorded $35,908 in additional professional fees for the quarter ended March 31, 2008.

In March 2008, the Company notified its Bridge I note holders of the Series D preferred stock offering and the issuance of warrants exercisable at $0.10 per share as part of that offering. The offering of warrants at $0.10 per share in the Series D offering triggered the anti-dilution provisions in the bridge note holders’ warrants, which entitled the holders to a reduced exercise price of $0.10 from $0.50 per share. In addition, the number of warrants was increased five times from 15,600,000 to 78,000,000 warrants. The Company recorded the fair market value of the net increase in warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008: dividend yield of zero, expected volatility of 268%, risk-free interest rate of 3.06%, and expected life of four years. The Company recorded $7,454,715 in additional financing costs for the quarter ended March 31, 2008. During the quarter ended March 31, 2008, 23,064,000 in warrants were exercised on a cashless basis and converted into 13,118,711 common shares.

As discussed elsewhere herein, during the three months ended March 31, 2008, the Company issued warrants to purchase (a) 50,000 shares of common stock in connection with the modification of the preferred stock unit offering and conversion of Series A to Series B preferred stock shares, and (b) 970,000 shares of common stock in connection with $485,000 raised in the Series D preferred stock offering.

Warrants outstanding at March 31, 2008 were as follows:

Warrants and Options

Outstanding at beginning of year	39,523,084
Granted	63,820,000
Exercised	(23,064,000)
Warrants at March 31, 2008	80,279,084

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the three months ended March 31, 2008 include share-based compensation expense of $1,104,481 and $835,522, which has been included in salaries and compensation expense and general and administrative, respectively. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax assets.

Stock option compensation expense in fiscal 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

Accounting for Non-employee Awards

The Company accounts for options granted to its non-employee consultants using the fair value cost in accordance with SFAS No. 123. The adoption of SFAS No. 123(R) as of January 1, 2006 has had no material impact on the accounting for non-employee awards.

Black-Scholes Option Pricing Model

 The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the three months ended March 31, 2008
Expected term (in years)	1 to 5
Expected volatility	268%
Expected dividend yield	0%
Risk-free interest rate	2.67% to 2.89%

There were 8,600,000 and 1,200,000 non-employee (including non-employee director) stock option awards granted in the three months ended March 31, 2008 and 2007, respectively. There were 4,700,000 and 1,350,000 employee stock options granted in the three months ended March 31, 2008 and 2007, respectively. There were 6,700,000 and zero options granted under the Company’s 2006 Plan during the three months ended March 31, 2008 and 2007, respectively. There were zero and 4,000 options granted under the Company’s 2005 Plan during the three months ended March 31, 2008 and 2007, respectively.

Plan Information

In August 2006, the 2006 Employee Stock Incentive Plan was approved and adopted by the Board of Directors, and subsequently amended in June 2007 (as amended, the “2006 Plan”). The 2006 Plan became effective upon the approval of the holders of a majority of the Company’s common stock at the Company’s annual stockholders meeting held on August 1, 2007. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company to purchase up to 10,000,000 shares of common stock. Options are granted at various times and vest over various periods. As of March 31, 2008, the Company had issued a total of 8,285,500 options pursuant to the 2006 Plan.

Under the 2005 Management and Director Equity Incentive and Compensation Plan (the “2005 Plan”), the Company may grant incentive and non-qualified stock options to its employees, officers, directors, and consultants to purchase up to 2,000,000 shares of common stock. Under the 2005 Plan, the exercise price of each option must equal or exceed the market price of the Company’s stock on the date of grant, and an option’s maximum term is ten years. Options are granted at various times and vest over various periods. As of March 31, 2008, the Company had issued a total of 1,739,000 options pursuant to the 2005 Plan.

A summary of the status of the Company’s stock options as of March 31, 2008 and the changes during the three months then-ended is presented below:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	14,555,000	$.65
Issued	13,300,000.16
Expired	(1,380,500)	(.77)
Outstanding at March 31, 2008	26,474,500	$.40
Exercisable at March 31, 2008	20,841,155

Weighted average exercise price of options granted to employees at March 31, 2008	$.43

Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.10-$0.50	13,300,000	10.0	$0.16	9,618,751	$0.18
$0.50-$0.85	12,974,500	7.5	$0.62	11,022,404	$0.63
$1.59-$2.00	200,000	5.0	$1.67	200,000	$1.67

NOTE 9. COMMITMENTS AND CONTINGENCIES

(A)	Content Contracts

The Company has entered into various service and content agreements. The agreements are usually effective for a period of one year and require the Company to pay a monthly fee and/or transaction fees based on usage. The content costs associated with these contracts are included in cost of revenues.

Future minimum payments are approximately as follows:

Year Ended December 31,

2008	$72,570
2009	8,475
$81,045

(B)	Financial Advisory Agreements

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

In January 2008, the Company entered into a financial advisory agreement with Blue Sky Consultants Ltd., pursuant to which the advisory firm agreed to provide the Company business and financial advisory services for a 12 month period. In connection with the agreement, the Company issued 3,000,000 shares of unregistered restricted common stock to the advisory firm.

(C)	Financial Consulting Agreement

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

(D)	Litigation

The Company has been advised that there are 448,420 outstanding warrants to purchase common stock of the Company, a portion of which may still be exercisable despite former management’s representation and warranty that there were no outstanding warrants at the time of the Reverse Merger. Included in these warrants are 300,000 claimed to be exercisable at $0.25 per share through August 15, 2007. The alleged holder of these warrants, Remsen Funding Corporation (a former consultant of the Company), filed a lawsuit in the United States District Court for the Southern District of New York (06 CV 609) on February 1, 2006 seeking specific performance of an agreement which provided for “piggyback” registration rights and seeking to have the Company include the 300,000 shares underlying the warrants in its then-pending registration statement on Form SB-2. Notwithstanding the fact that the subject matter of the lawsuit is still in dispute, the Company agreed to register the shares. On July 16, 2007, the plaintiff filed an amended complaint, which alleges damages of not less than $525,000. The Company has answered the complaint and denied the claims, which it believes are without merit, and asserted various affirmative defenses. Discovery has commenced, and the matter is scheduled for trial in or about July 2008. As of March 31, 2008, the Company has not accrued any liability, and no further developments have occurred, regarding this claim.

In December 2005, the Company received a claim from an attorney for Marshall Stewart, the former CEO of the Company. Mr. Stewart was employed by the Company under an employment agreement dated September 1, 2004. Mr. Stewart was to be compensated $180,000 per year in base salary plus bonuses through August 31, 2007. Mr. Stewart’s claim is for a breach of contract alleged to have occurred in late 2004 when the Company was under the control of Consumer Direct of America, the Company’s then-principal shareholder (“CDA”), and for CDA’s failure to advise the Company’s stockholders of the sale of the company until after the Reverse Merger. As of March 31, 2008, the Company has not accrued any liability, and no further developments have occurred, regarding this claim.

On May 5, 2006, a judgment by default in the amount of $604,391 was entered in favor of Indymac Bank, F.S.B., in the Los Angeles Superior Court against the Company (then known as Ocean West Holding Corporation), former subsidiary Ocean West Enterprises, Inc. (“OWE”), CDA, and Does 1 through 100, inclusive.  The underlying complaint brought by the federal bank alleged a default by OWE under settlement agreements with the bank, which had purchased certain loans from OWE. The complaint did not state a cause of action against the Company.  Pursuant to Section 13.3 of the Securities Exchange Agreement and Plan of Reorganization dated as of April 14, 2005 (the “Exchange Agreement”), the Company gave CDA notice of a breach of the representations and warranties set forth in, among other things, Section 5.5 of the Exchange Agreement.  In addition, CDA assumed and agreed to indemnify the Company from any and all liabilities as of May 23, 2005, whether known or unknown, pursuant to the Assignment and Assumption of Liabilities Agreement of the same date (the “Assumption Agreement”).  Personal service upon the Company’s registered agent was claimed, but the Company was never served and sought to remove the judgment. On August 8, 2007, the default judgment against the Company was vacated in the Los Angeles Superior Court on the basis that the Company had not been properly served.  During the quarter ended September 30, 2007, OWE and the Company were named as defendants in the legal matter of Indymac Bank, F.S.B. vs. Ocean West Enterprises, Inc. (Case No. GC036470).  The Company served a cross-complaint against the plaintiffs and they have not responded. As of March 31, 2008, the Company has not accrued any liability related to the claim.

The Company has been advised by Pioneer Credit Recovery, Inc. that the U.S. Department of Treasury has placed with Pioneer an account owed to it by the Company’s former subsidiary, OWE. The former principals of OWE did not disclose that they and OWE had guaranteed three HUD loans in the aggregate amount of $151,980. In the event a claim is made against the Company by Pioneer, the U.S. government or any agency or instrumentality thereof, or any other party, the Company will seek indemnification from the former principals of OWE, CDA, and their respective affiliates under both the Exchange Agreement and the Assumption Agreement.  As of March 31, 2008, the Company has not accrued any liability for this guarantee.

NOTE 10. SUBSEQUENT EVENTS

(A)          Bridge I Settlement Offer and Waiver

As of March 31, 2008, the Company was in default under each of the notes issued in its Bridge I offering. The Company’s failure to pay such notes when due constitutes an event of default and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date.  In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company has presented the holders of the Bridge I notes an offer whereby the Company has requested that each holder waive any default (including any payment default) under such notes, extend the maturity of the notes by a 270-day period, and permit the notes to continue to bear interest at 12% during the requested extension period.  The Company also requested that the holders waive any right to default interest, and proposed amending the notes to permit optional conversion of the note balance at the holder’s option at any time into shares of the Company’s common stock at a conversion price of $.50 per share.  As consideration for the requested waivers and amendments to the Bridge I notes, the Company is offering warrants to purchase three shares of common stock of the Company for every $1.00 principal loaned at an exercise price of $.50 for a term of three years.   As May 16, 2008, none of the Bridge I note holders had accepted the current offer and the Company is in continued discussion regarding a settlement.

Series A and Series B Preferred Stock Exchange Offering

As of May 16, 2008, the Company had received signed shareholder acceptances representing the issuance of an additional 3,033,329 common shares in accordance with the retroactive share adjustment offer.  The  Series A and B preferred stock holders were requested to waive their right to a five-fold increase in warrants to which they were entitled to pursuant to anti-dilution provisions in their warrants.

Financial Advisory Agreement

    In May 2008, the Company entered into a financial advisory agreement with Arjent Services LLC to act as a placement agent for up to $6,000,000 in secured convertible notes with the actual terms and size of the offering to be determined. The private placement fees shall be 10% of the gross proceeds plus another 4% fee to be paid as a non-accountable expense allowance. As part of the agreement the Company granted the placement agent a right of first refusal for all future debt and equity financing required by the Company for a period of two years.

In addition, the Company engaged Arjent as its consultant for non-capital raising matters and will pay a consulting fee of $160,000 upon the later of closing of the funding or May 30, 2008 and 6,000,000 shares of common stock upon execution of the agreement.

Series B Convertible Preferred Stock Conversions

In April 2008, a holder of the Company’s Series B preferred stock, $0.01 par value, elected to convert 5,340 shares and accrued and unpaid dividends thereon into 110,803 shares of unregistered common stok.

Bridge I Cashless Warrant Exercises

In April 2008, a holder of 500,000 warrants exercised such warrants on a cashless basis and was issued 240,462 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results  of Operation

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

General

AskMeNow, Inc., formerly Ocean West Holding Corporation, is a holding company and parent of InfoByPhone, Inc., a Delaware corporation.  InfoByPhone is a communications technology company that provides users of handheld cellular devices with access to information regardless of location through its AskMeNow™ service. Originally, the service enabled users of any mobile device, with text messaging/SMS or email capability, to text message or email questions or submit questions via downloaded application.  An answer is then  text messaged, emailed or delivered through the application back to the consumer’s mobile device, usually within a matter of minutes. We have been charging for use of our service either on a per question basis or on a flat monthly charge. As of April 5, 2008 we eliminated charges for asking questions and are commencing with a revenue model that attaches relevant advertising to responses to generate income. Further, our new product is only offered through SMS, WAP, and mobile Internet, and can be downloaded to most cell phones as an icon that provides an automatic link to our site. The Company is also developing an automated enterprise solution in conjunction with Expert System S.p.A., a developer of knowledge management tools.  The automated enterprise solution is being designed to enable users of a mobile device to ask customer service-related questions via text and receive an answer through text. The Company announced its first agreement for its enterprise-solution product in March 2008.

The AskMeNow service provides users a nearly effortless means of obtaining a concise answer to a wide variety of questions.  The Company is currently working to develop delivery of answers through a process known as SMS to WAP. The Wireless Application Protocol or “WAP” is an open and non-proprietary specification that empowers mobile users with wireless devices to easily access and interact with information and services. It is anticipated that the use of WAP will provide users with a richer experience, as answers can be shown on one screen, as opposed to multiple screens, and will take advantage of advertisers’ desire to offer more compelling advertisements that can be shown not only in text but in graphics.

The AskMeNow service has the capability to answer a wide array of information-based questions, including current news and events, sports scores, weather, entertainment, real time stock quotes and market data, driving directions, travel schedules and availabilities, comparison shopping, restaurant information and reservations, directory assistance, and random trivia (literature, history, science, etc.), so long as the information is available on the Internet at no fee to access or we are already licensed to access the data. All information is researched on the Internet or from one of our licensed content providers. Once information is accessed, it is refined to a format suitable for easy reading on the screen of a user’s mobile device and sent back to the user. Our content partners include leading companies such as Cinema-source.com, Flytecomm.com, W3 Data for 411information, Hotels.com, Reuters, Maps.com, Shopping.com, SportsNetwork, Astrology.com, StubHub.com, Custom Weather, Distributive Networks, Mobile Streams, and Baseball-Reference.com. In some cases, we pay a small monthly fee for access to information; in others, the access to the content is free.  The Company may also develop arrangements to share in advertising revenue generated from responses using content from one of our contract partners.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis where such policies affect our reported and expected financial results. Note that our preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or is expected to have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see Note 2. Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Research and Development

Research and development expenses include payroll, employee benefits, and costs associated with product development. The Company has determined that technological feasibility for its software products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material and accordingly, all research and development costs are expensed when incurred.

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The financial statements of the Company’s Philippines subsidiary are translated to the U.S. dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. As of March 31, 2008, the translation adjustment was $632.

Recent Accounting Pronouncements

                In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC.

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007

Revenue

Revenues for the three months ended March 31, 2008 were $15,529, an increase of $9,724, or 168%, over revenues of $5,805 for the three months ended March 31, 2007.

The increase in our sales during the quarter ended March 31, 2008 was due to the Company continuing to roll out its AskMeNow service on a per use basis to new subscribers of SMS service.  The Company expects sales to increase in 2008 as it has entered into a hosting service and data supply agreement with Research in Motion Limited, pursuant to which AskMeNow will provide the means for end-users of BlackBerry® products to ask questions and receive answers about such offerings.   In addition, in February 2008 the Company entered into a wireless content distribution agreement with Bell Mobility Inc. to distribute AskMeNow's new mobile web site on a non-exclusive basis to the telecommunication carrier’s customers.  The Company plans to make available its new AskMeNow search platform to all mobile phones during 2008 and intends to increase its revenue through advertising as the Company increases distribution.  In addition, the Company plans to distribute its enterprise product into the telecommunications industry.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2008 amounted to $192,190, a decrease of $112,208, or 37%, over cost of revenue of $304,398 for the quarter ended March 31, 2007.  The decrease relates primarily to a decrease in payroll costs and other associated call center costs as the Company focuses its marketing and development efforts on its automated enterprise solution and consumer product mobile service offerings. The Company expects to continue to incur significant costs as it continues to expand its service offerings.  The Company’s costs of revenue primarily relate to its call center in the Philippines, fixed amounts paid to third-party content providers and its database content integration with Expert System S.p.A.  As of the quarter ended March 31, 2008, the Philippines call center and all related operations ceased.

Research and Development

For the quarter ended March 31, 2008, our research and development expenditures were zero, a decrease of $24,231, over expenses of the same amount for the quarter ended March 31, 2007.  The decrease was the result of a reduction in research and development payroll costs incurred by the Company.  Our research and development costs primarily relate to product development as the Company adds new features and upgrades to its mobile services technology. The Company expects to incur additional research and development expenses as it enhances its services and features.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2008 amounted to $1,109,271, an increase of $587,966 or 113%, over general and administrative expenses of $521,305 for the quarter ended March 31, 2007.  The increase was primarily the result of non-cash common stock and option issuances to providers of marketing and financial consulting services during the first quarter of 2008.  The Company’s primary general and administrative costs are for travel, consulting fees, insurance premiums, facilities and office expenses, public and/or investor relations services, marketing-related costs, and amortization/depreciation charges.

Professional Fees

Professional fees for the three months ended March 31, 2008 were $465,988, a decrease of $171,261 or 27%, over professional fees of $637,249 for the three month period ended March 31, 2007.  The decrease is the result of an overall reduction in legal and accounting fees.  Professional fees consist of legal, financial advisory and accounting fees associated with the Company’s SEC reporting obligations and attorney fees associated with litigation matters and various contracts and agreements prepared on behalf of the Company.

 Financing Costs

Financing costs for the three months ended March 31, 2008 were $7,454,715, compared to $0 for the three months ended March 31, 2007.  This expense is the result of 62,400,000 additional warrants being issued to the holders of the Company’s senior Bridge I notes payable in accordance with the terms of the anti-dilution provision in their warrant agreements.  The anti-dilution language provided for a reduction in both the exercise price from $0.50 to $0.10 per share and a five-fold increase in the number of warrants.  This adjustment was triggered upon the Series D preferred share offering of warrants exercisable at $0.10 per share.

                Salaries and Compensation

Salaries and compensation expense for the three months ended March 31, 2008 increased by $342,928 to $1,385,324, or 33%, over expenses of $1,042,396 for the same period ended March 31, 2007.  This increase is primarily related to the compensation expense recorded pursuant to SFAS No. 123(R) for employee stock option awards and other officer and director compensation.

Other Income/Expense

Interest Expense

Interest expense during the quarter was $292,086, an increase of $207,150 over interest expense of $84,936 for the same period ended March 31, 2007.  The increase was primarily the result of additional financing costs related to the Bridge I and Bridge II promissory note financings.

Net Loss

The net loss for the three-month period ended March 31, 2008 before preferred dividends totaled $10,884,045, compared with $2,608,710 for the same period in 2007, a decrease of $8,275,335 or 317%.  The increase resulted primarily from the $7,454,715 increase in financing costs during the first quarter of the 2008 fiscal year. In addition, cumulative dividends on the outstanding Series A, Series B and Series D convertible preferred stock totaled $79,900 for the three months ended March 31, 2008 compared with $162,918 for the same period in 2007.  The combined net loss applicable to common shareholders for the three months ended March 31, 2008 was $10,963,945, or $0.24 per share, on 45,852,048 weighted average common shares outstanding.  This compared with the net loss applicable to common shareholders for the three-month period ended March 31, 2007 of $2,771,628, or $0.09 per share, on 29,932,243 weighted average common shares outstanding.

Liquidity and Capital Resources

Product development, sales and marketing, financial advisors, expansion of service offerings, and administrative and executive personnel are and will continue to be the principal basis for our cash requirements.  We have provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors.  We will be required to make additional offerings in the future to support the operations of the business until our products and services are fully introduced into the market and reach profitability.  We used $493,818 and $1,023,248 of cash for the three months ended March 31, 2008 and 2007, respectively, in operating activities.

We were able to raise $485,000 in net proceeds in a convertible preferred stock offering during the three months ended March 31, 2008, compared to $1,001,000 from the sale of convertible preferred stock and notes payable for the same period in 2007.  The proceeds of the preferred stock and bridge note offerings were used to continue product development, introduce the product into the market, and pay current operational expenses.  At March 31, 2008, the Company had $16,626 cash on hand compared to $0 as of December 31, 2007.  This cash position results from the securing of additional bridge financing and a continuing effort to pay the Company’s operating expenses and best manage available cash.   The Company’s current constrained cash position renders the Company unable to repay the $3 million principal amount raised in its Bridge I note offering or any accrued and unpaid interest thereon.  The Company is currently in default under its Bridge I promissory notes and will remain in default until such time as the note holders extend the maturity of the notes and/or the Company obtains sufficient funds to repay the amounts due and payable.

We incurred zero and $705 in capital expenditures during the quarters ended March 31, 2008 and 2007, respectively.  To the extent available, in fiscal 2008 we intend to use approximately $100,000 of any financing proceeds for additional computer equipment, servers and office furnishings as our market expansion continues and additional staffing is required.  There are no other capital expenditures currently anticipated by the Company for the 2008 fiscal year.

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

Our revenues are not sufficient to fund our operations for the next 12 months and we anticipate that we will incur losses for the foreseeable future until such time as we can significantly increase our revenues. Because of the early stage of our business, the highly competitive nature of our industry and our lack of sufficient working capital, it is unlikely that we will be able to increase our revenues in the near future to a level which will sustain our operations and enable us to report a profit.  There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete licenses of technologies, enterprise contracts or acceptance of our consumer products.  If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product development and other activities, and may be forced to cease operations.  These factors as well as our net loss in 2008 to date of $10,963,945 and net cash used in operations in 2008 of $493,818 raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

                The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                Not applicable.

Item 4. Controls and Procedures

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, there have been no material changes to any legal proceedings relating to the Company previously reported except as discussed in Note 9. Commitments and Contingencies – Litigation in the notes to the condensed consolidated financial statements included herewith.

Item 1A. Risk Factors

                During the first quarter of fiscal 2008 there were no material changes to the Company’s risk factors as described in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Series D Preferred Stock Offering

Commencing January 9, 2008, the Company began an offering of Series D convertible preferred stock in the form of one share of Series D preferred stock for a purchase price of $1.00, and warrants to purchase two shares of the Company’s common stock for every $1.00 invested. The warrants issued as part of the offering are exercisable for a period of five years at $0.10 per share and each warrant is redeemable by the Company at a price of $0.01 at any time after the earlier of the third anniversary of the closing date and the date the common stock trades at or above $1.00 per share for 20 consecutive trading days.  The Series D preferred stock automatically converts into shares of common stock upon the earlier to occur of (i) the six-month anniversary of the closing date, and (ii) the closing of a “change of control transaction” such as a merger or sale of substantially all the Company assets.  The Series D applicable conversion value shall be the greater of (1) the weighted average price of the common stock for the 10 consecutive trading days prior to the date of conversion, less a 40% discount, and (2) $0.10, subject to adjustment.  The Company completed the sale of 485,000 shares of Series D preferred stock during the quarter ended March 31, 2008 for gross proceeds of $485,000.  Warrants issued as part of the offering totaled 970,000.  The offering was closed to new investment as of April 1, 2008.

Common Stock

In January 2008, the Company issued 3,000,000 shares of unregistered restricted common stock to a financial advisor for financial advisory services for a 12 month period.

In February 2008, the Company issued 200,000 shares of unregistered restricted common stock to a marketing consultant for marketing services.

In March 2008, the Company issued 13,118,711 shares of common stock to holders of 23,064,000 warrants upon election of their cashless exercise option.

Warrants

In March 2008, the Company notified its Bridge I note holders of the Series D preferred stock offering and the issuance of warrants exercisable at $0.10 per share as part of that offering.  The offering of warrants at $0.10 per share in the Series D offering triggered the anti-dilution provisions in the bridge note holders’ warrants which entitled the holders to a reduced exercise price of $0.10 from $0.50 per share.   In addition, the number of warrants was increased five times from 15,600,000 to 78,000,000 warrants.   The Company recorded the fair market value of the net increase in warrants based on the fair value of each warrant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008: dividend yield of zero, expected volatility of 268%, risk-free interest rate of 3.06%, and expected life of four years.  The Company recorded $7,454,715 in additional financing costs for the quarter ended March 31, 2008.  During the quarter ended March 31, 2008, 23,064,000 in warrants were exercised on a cashless basis and converted into 13,118,711 common shares.

In February 2008, the Company issued warrants to purchase 200,000 shares of common stock to a law firm with an exercise price of $0.22 per share for the firm’s agreement to delay collection of outstanding legal fees.    Such warrants are exercisable immediately with a three year term and permit cashless exercise.

In March 2008, the Company issued warrants to purchase 200,000 shares of common stock to a law firm with an exercise price of $0.18 per share for the firm’s agreement to delay collection of outstanding legal fees.  Such warrants are exercisable immediately with a three year term and permit cashless exercise.

During the three months ended March 31, 2008, the Company also issued the following warrants related to the raising of debt and equity capital:

Warrants issued with new issuances of Series D preferred stock	970,000
Warrants issued in conversion of Series A to Series B preferred stock	50,000

Total	1,020,000

See Note 7 to the condensed consolidated financial statements included herein for more information regarding these warrant issuances.

Warrants issued by the Company during the quarter expire three, four or five years from the date of issuance and are generally exercisable immediately upon issuance.  The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.  Warrants issued in connection with the Company’s Series A and Series B preferred stock and Bridge I notes also contain anti-dilution protection in the event the Company issues common stock or common stock equivalents at a price less than the then-applicable exercise price of such warrants.

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

Company Repurchases of Securities

During the three months ended March 31, 2008, no purchases of equity securities of the Company were made by or on behalf of the Company or any affiliated purchaser of the Company.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2008, all the Bridge I senior promissory notes in the aggregate principal amount of $3,000,000 had matured and remained unpaid by the Company; accrued and unpaid interest at such date amounted to $520,971.  The Company’s failure to pay such notes when due constitutes an event of default and, according to the terms thereof, the Company is obligated to pay each note holder the default interest rate of two percent (2%) per month on all amounts due and owing under such notes for each month or part thereof beyond the extended maturity date.  In the event of a default, each note holder may proceed to protect such holder’s rights in equity or by action at law, or both, enforce payment of the notes, and/or enforce any other legal or equitable right such holder may have.

The Company has presented the holders of the Bridge I notes an offer whereby the Company has requested that each holder waive any default (including any payment default) under such notes, extend the maturity of the notes by a 270-day period, and permit the notes to continue to bear interest at 12% during the requested extension period.  The Company also requested that the holders waive any right to default interest, and proposed amending the notes to permit optional conversion of the note balance at the holder’s option at any time into shares of the Company’s common stock at a conversion price of $.50 per share.  As consideration for the requested waivers and amendments to the Bridge I notes, the Company is offering warrants to purchase three shares of common stock of the Company for every $1.00 principal loaned at an exercise price of $.50 for a term of three years.  As May 16, 2008, none of the Bridge I note holders had accepted the current offer and the Company is in continued discussion regarding a settlement.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

                None.

Item 6. Exhibits

      See Exhibit Index

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2008	AskMeNow, Inc.

By: /s/ Darryl Cohen
Darryl Cohen, Chief Executive Officer
(Principal executive officer and
Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Common Stock Warrant to purchase 200,000 shares of common stock issued to White White & Van Etten PC

10.2	Common Stock Warrant to purchase 200,000 shares of common stock issued to Phillips Nizer LLP

31	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002